Form 10-Q
period 1996-03-31
NATIONAL TAX CREDIT PARTNERS L P
filed 1996-05-17
CIK 847415

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

                        FOR QUARTER ENDED MARCH 31, 1996

                        COMMISSION FILE NUMBER 33-27658

                       NATIONAL TAX CREDIT PARTNERS, L.P.

                        A CALIFORNIA LIMITED PARTNERSHIP

                 I.R.S. EMPLOYER IDENTIFICATION NO. 95-4205231

                         9090 Wilshire Blvd., Suite 201
                          Beverly Hills, Calif.  90211

                         Registrant's Telephone Number,
                       Including Area Code (310) 278-2191

                       Securities Registered Pursuant to
                       Section 12(b) or 12(g) of the Act

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed with the Commission by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes   X     No
                                       ---      ---

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1996

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements and Notes to Financial Statements

             Balance Sheets, March 31, 1996 and  1995.....................   1

             Statements of Operations
                     Three Months Ended March 31, 1996 and 1995...........   2

             Statement of Partners' Equity
                     Three Months Ended March 31, 1996....................   3

             Statements of Cash Flows
                     Three Months Ended March 31, 1996 and 1995...........   4
             Notes to Financial Statements ...............................   5

     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ....................   11

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings..........................................   13

     Item 6.  Exhibits and Reports on Form 8-K...........................   14

     Signatures . . . . . . . . . . . . . . .............................   15

                      NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                                 BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995


                                     ASSETS

                                                                                 1996            1995
                                                                              (Unaudited)      (Audited)
                                                                              -----------      ---------
INVESTMENTS IN LIMITED PARTNERSHIPS
    (Notes 1 and 2)                                                           $21,225,824      $21,923,823

CASH AND CASH EQUIVALENTS (Note 1)                                                357,859          500,282

RESTRICTED CASH                                                                    75,000           75,000

                                                                               ===========     ===========
          TOTAL ASSETS                                                        $21,658,683      $22,499,105
                                                                               ===========     ===========


                                LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accrued fees and expenses due to partners (Notes 4 and 6)                $ 3,448,586      $ 3,266,521
      Capital contributions payable (Note 3)                                      441,300          441,300
     Accounts payable and accrued expenses                                        314,253          325,351
                                                                               -----------     -----------
                                                                                4,204,139        4,033,172


CONTINGENCIES (Note 5)


PARTNERS' EQUITY                                                               17,454,544       18,465,933
                                                                               -----------     -----------

           TOTAL LIABILITIES AND PARTNERS' EQUITY                             $21,658,683      $22,499,105
                                                                              ===========      ===========



   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                  (Unaudited)

                                                             1996            1995
                                                         -----------       ----------
INTEREST  INCOME                                          $     6,581       $   2,436
                                                          -----------       ---------

OPERATING EXPENSES:
     Management fees - partners (Note 4)                      173,239         173,239
     Legal and accounting                                      56,470          75,807
     General and administrative (Note 4)                       34,261          32,418
                                                          -----------       ---------

          Total operating expenses                            263,970         281,464
                                                          -----------       ---------

LOSS FROM PARTNERSHIP OPERATIONS                             (257,389)       (279,028)

EQUITY IN LOSS OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ACQUISITION COSTS (Note 2)                           (754,000)       (709,552)
                                                          -----------       ---------

NET LOSS                                                  $(1,011,389)      $(988,580)
                                                          ===========       =========

NET LOSS PER LIMITED
     PARTNERSHIP INTEREST (Note 1)                        $       (42)      $     (41)
                                                          ===========       =========


   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)
                       THREE MONTHS ENDED MARCH 31, 1996

                                  (Unaudited)

                                                    Special
                                                    Limited          General       Limited
                                                    Partners         Partners      Partners           Total
                                                    --------         ---------     -----------     -----------
PARTNERSHIP INTERESTS,
       March 31, 1996                                                                   23,899
                                                                                   ===========

PARTNERS' EQUITY (DEFICIENCY),
       January 1, 1996                              $1,000           $(334,164)    $18,799,097     $18,465,933

       Net loss for the three months
       ended March 31, 1996                              -             (10,114)     (1,001,275)     (1,011,389)
                                                    ------           ---------     -----------     -----------

PARTNERS' EQUITY (DEFICIENCY),
       March 31, 1996                               $1,000           $(344,278)    $17,797,822     $17,454,544
                                                    ======           =========     ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                  (Unaudited)

                                                                                1996           1995
                                                                            -----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net  loss                                                              $(1,011,389)    $(988,580)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Equity in losses of limited partnerships
               and amortization of acquisition costs                            754,000       709,552
            Decrease in deposits and other receivables                                -        15,000
            Increase (decrease) in:
               Accrued fees and expenses due to partners                        182,065       214,779
               Accounts payable and accrued expenses                            (11,098)       35,601
                                                                            -----------     ---------
                  Net cash used in operating activities                         (86,422)      (13,648)
                                                                            -----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in investee partnerships:
        Capital (contributions) recovery                                        (66,001)        1,563
        Capitalized acquisition costs and fees                                        -       (13,385)
        Distributions recognized as a return of capital                          10,000        44,674
                                                                            -----------     ---------

                 Net cash provided by (used in) investing activities            (56,001)       32,852
                                                                            -----------     ---------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                          (142,423)       19,204

CASH AND CASH EQUIVALENTS, beginning of period                                  500,282       156,175
                                                                            -----------     ---------

CASH AND CASH EQUIVALENTS, end of period                                    $   357,859     $ 175,379
                                                                            ===========     =========

   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GENERAL

     The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements. Accordingly, the financial statements included herein should be reviewed in conjunction with the audited financial statements and related notes thereto contained in the National Tax Credit Partners, L.P. (the "Partnership") annual report for the year ended December 31, 1995. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

     In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and the results of operations and changes in cash flows for the nine months then ended.

     ORGANIZATION

     The Partnership, formed under the California Revised Limited Partnership Act, was organized on March 7, 1989. The Partnership was formed to invest primarily in other limited partnerships which own or lease and operate multifamily housing complexes that are eligible for low-income housing tax credits or, in certain cases, historic rehabilitation tax credits ("Tax Credits"). The general partner of the Partnership (the "General Partner") is National Partnership Investments Corp. ("NAPICO"), a California corporation. The special limited partner of the Partnership (the "Special Limited Partner") is PaineWebber T.C., Inc., a Delaware corporation.

     The Partnership originally registered 14,000 units, consisting of 28,000 Limited Partnership Interests ("LPI"), and warrants to purchase a maximum of 14,000 Additional Limited Partnership Interests ("ALPI"). The term of the offering expired in September 1990, at which date the Partnership raised $59,749,000 from the sale of 16,336 LPI and warrants representing 7,563 ALPI.

     The General Partner has a one percent interest in operating profits and losses of the Partnership. The limited partners will be allocated the remaining 99 percent interest in proportion to their respective investments.

     The Partnership shall continue in full force and effect until December 31, 2029, unless terminated prior to that, pursuant to the partnership agreement or law.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     METHOD OF ACCOUNTING FOR INVESTMENT IN LIMITED PARTNERSHIPS

     The investments in limited partnerships are accounted for using the equity method. Acquisition, selection and other costs related to the acquisition of the projects acquired are capitalized as part of the investment accounts and are being amortized on a straight line basis over the estimated lives of the underlying assets, which is 30 years. Acquisition, selection and other costs related to Local Partnerships for which the Partnership has not consummated its investment, have been expensed currently.

     NET LOSS PER LIMITED PARTNERSHIP INTEREST

     Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding during the year. The number of limited partnership interests outstanding was 23,899 for the period.

     CASH AND CASH EQUIVALENTS

     The Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     INCOME TAXES

     No provision has been made for income taxes in the accompanying financial statements since such taxes, if any, are the liability of the individual partners.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

     The Partnership currently holds limited partnership interests in 31 local limited partnerships ("Local Partnerships"), having relinquished its interest in the Cigar Factory during the period. As a limited partner of the Local Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the "Apartment Complexes"). The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1996

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

       At March 31, 1996, the Local Partnership's own residential projects consisted of 2,786 apartment units.

       The Partnership, as a limited partner in each Local Partnership, is generally entitled to 99 percent of the operating profits and losses of the Local Partnerships. National Tax Credit, Inc. ("NTC"), an affiliate of the General Partner, serves either as a special limited partner or non-managing administrative general partner in which case it receives .01 percent of operating profits and losses of the Local Partnership, or as the Local Operating General Partner of the Local Partnership in which case it is entitled to .09 percent of operating profits and losses of the Local Partnership. The Partnership is also generally entitled to receive 50 percent of the net cash flow generated by the Apartment Complexes, subject to repayment of any loans made to the Local Partnerships (including loans provided by NTC or an affiliate), repayment for funding of development deficit and operating deficit guarantees by the Local Operating General Partners or their affiliates (excluding NTC and its affiliates), and certain priority payments to the Local Operating General Partners other than NTC or its affiliates.

       The Partnership's allocable share of losses from Local Partnerships are recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized.

       Distributions from the Local Partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received will be recognized as income.

       The following is a summary of the investment in Local Partnerships as of March 31, 1996:

     Balance, beginning of period                                      $21,923,823
     Capital contributions to limited partnerships                          66,001
     Equity in losses of limited partnerships                             (712,000)
     Amortization of capitalized acquisition costs                         (42,000)
     Distributions recognized as a return of capital                       (10,000)
                                                                       -----------

     Balance, end of period                                            $21,225,824
                                                                       ===========

     Victorian Park

     Victorian Park Associates, which owns a 336-unit Apartment Complex located in Illinois, defaulted on its mortgage in July 1991 principally because it failed to fund insurance and tax escrows required by the mortgage and the unaffiliated Local Operating General Partners failed to honor their obligation under their guarantees to fund such partnership deficits. On March 25, 1992, the Partnership commenced litigation against the Local Operating General Partners. On November 13, 1992 the Partnership was advised that a Chapter 11 petition in bankruptcy was filed by the Local Operating General Partners on behalf of the Local Partnership and that the lender, Patrician Mortgage ("Patrician"), had accelerated its mortgage. On January 7, 1993, the Partnership

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1996

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

     obtained an order compelling the Local Operating General Partners to perform under their Guarantees, which order was reversed by the U.S. Court of Appeals for the Seventh Circuit. Victorian Park and Patrician have notified the Partnership and the Bankruptcy Court that they have reached a Settlement Agreement which will keep Victorian Park as owner of the Apartment Complex and preserve all of the Partnership's rights. No assurances can be given that the settlement will be successfully implemented or that Victorian Park will not be lost by the Partnership. As of March 31, 1996, and December 31, 1995 the Partnership's carrying value of the investment in the Victorian Local Partnership (which represents approximately 5.7 percent of the Partnership's total equity initially invested in Local Partnerships) was zero.

     Summit I, II and III

     The general contractor for three related Local Partnerships, Summit I, II and III, initiated a lawsuit in December 1992 against the Local Partnerships and the Partnership seeking damages in the amount of approximately $600,000 allegedly due pursuant to the respective general contracts plus damanges for alleged misrepresentation and punitive damages. The Partnership believes that the general contractor's claims are barred and/or subject to offset and it has filed responsive pleadings. The Partnership has not accrued any liability in the accompanying financial statements as of March 31, 1996. The carrying value of the investments, at March 31, 1996, in Summit I, Summit II and Summit III totaled approximately $2,138,000. Summit I, II and III represent 3.2%, 1.4% and 4.6%, respectively, of NTCP's original portfolio investment.

     Cigar Factory

     Cigar Factory is a 40 unit historic property located in Norristown, Pennsylvania in which the Partnership originally invested $400,000 and received $528,798 of historic tax credits in December 1989. Since inception, the Cigar Factory has operated at a deficit, which the unaffiliated Local Operating General Partner funded pursuant to its guaranty. However, the Local Operating General Partner's guaranty expired December 31, 1994 and operations in 1995 were insufficient to pay the insurance and real estate tax impounds as required under the mortgage documents. Consequently, these impounds have not been paid in 1995. In June 1995, the lender replaced the Local Operating General Partner as the managing agent with a third party management firm. Since the Partnership has received all of its tax benefits, there is no incentive to fund a property with a mortgage that may exceed its value and with a return of capital to the Partnership that is subordinate to a $600,000 return to the Local Operating General Partner. For these reasons, the General Partner has relinquished the Partnership's interests in the Cigar Factory during 1995. As of the relinquishment date, the Partnership's carrying value of the investment in the Cigar Factory Local Partnership (which represents approximately 1.9 percent of the Partnership's total equity initially invested in Local Partnerships) was zero. As a result, no loss was realized upon reconveyance of the Partnerships interest to the Operating General Partner.

     Meadows

     The Meadows Apartments is a 112-unit building in Ysilanti, Michigan. The first mortgage loan on the property matures on May 15, 1996 and the property is delinquent in making its property tax payments. The Partnership endeavored to negotiate an extension and modification of the first but, upon the lender's refusal,

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1996

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

     filed a Chapter 11 petition in bankruptcy to avert a foreclosure of the property. There can be no assurances that the bankruptcy plan will be confirmed or that property will not be lost to foreclosure. As of March 31, 1996, the carrying value of the investment is zero.

NOTE 3 - CAPITAL CONTRIBUTION PAYABLE

     Capital contributions payable represents $70,000 due annually, until paid in full, for the investment in the Blue Lake Local Partnership. The capital contributions payable are unsecured and non interest bearing.

NOTE 4 - RELATED-PARTY TRANSACTIONS

     Under the terms of the Amended and Restated Agreement of the Limited Partnership, the Partnership has paid the General Partner and the Special Limited Partner the following fees:

     (a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner and Special Limited Partner. For the three months ended March 31, 1996 approximately $173,000 has been expensed. The unpaid balance at March 31, 1996 is approximately $3,449,000.

     (b) A property disposition fee is payable to the General Partner in an amount equal to the lesser of (I) one- half of the competitive real estate commission that would have been charged by unaffiliated third parties providing comparable services in the area where the apartment complex is located, or (ii) 3% of the sales price received in connection with the sale or disposition of the apartment complex or local partnership interest, but in no event will the property disposition fee and all amounts payable to unaffiliated real estate brokers in connection with any such sale exceed in the aggregate, the lesser of the competitive rate (as described above) or 6% of such sale price. Receipt of the property disposition fee will be subordinated to the distribution of sale or refinancing proceeds by the Partnership until the limited partners have received distributions of sale or refinancing proceeds in an aggregate amount equal to (I) their 10% priority return for any year not theretofore satisfied (as defined in the partnership agreement) and (ii) an amount equal to the aggregate adjusted investment (as defined in the partnership agreement) of the limited partners. No disposition fees have been paid.

     (c) The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was $8,826 and $8,769 for the three months ended March 31, 1996 and 1995, respectively, and is included in general and administrative expenses.

 NTC is the Local Operating General Partner in nineteen of the Partnership's 31 Local Partnerships. In addition, NTC is either a special limited partner or an administrative general partner in the other Local Partnerships.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1996

NOTE 4 - RELATED-PARTY TRANSACTIONS (CONTINUED)

     An affiliate of the General Partner is currently managing two properties owned by Local Partnerships. The Local Partnerships pay the affiliate property management fees which have been reduced from 5% to 4.5% of their gross rental revenues. The amounts paid were $15,353 and $15,588 for the three months ended March 31, 1996 and 1995, respectively.

NOTE 5 - CONTINGENCIES

     The General Partner and the Partnership, are plaintiffs in various lawsuits and also have been named as defendants in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. The operations generated by the investee limited partnerships, which account for the Partnership's primary source of funds, are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of the accrued fees due to partners. The carrying amount of other assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     CAPITAL RESOURCES AND LIQUIDITY

     The Partnership received proceeds totaling $59,749,000 from the sale of Limited Partnership Interests, pursuant to a registration statement filed on Form S-11 which sale commenced in September 1989 and terminated in September 1990. This amount includes $18,907,500 from the sale of 7,563 Additional Limited Partnership Interests. The proceeds have been used to invest in Local Partnerships which own and operate Apartment Complexes that are eligible for Tax Credits.

     It is not expected that any of the Local Partnerships in which the Partnership invested will generate cash from operations sufficient to provide distributions to the Limited Partners. Such cash from operations, if any, would first be used to meet operating expenses of the Partnership. The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner.

     In order to further replenish Partnership reserves, the Partnership anticipates offering limited partnership interests for sale in two or three Local Partnerships to investors who would be entitled to receive a portion of the tax credits otherwise allocable to the Partnership. There is no assurance that the Partnership will be successful in these sales. If the offerings were successfully concluded, the net proceeds would be added to the Partnership's reserves.

     RESULTS OF OPERATIONS

     In general, in order to avoid recapture of Housing Tax Credits, the Partnership does not expect that it will dispose of its Local Partnership Interests or approve the sale by a Local Partnership of any Apartment Complex prior to the end of the applicable 15-year Compliance Period. Because of (I) the nature of the Apartment Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the inability of the Partnership to directly cause the sale of Apartment Complexes by local general partners, but generally only to require such local general partners to use their respective best efforts to find a purchaser for the Apartment Complexes, it is not possible at this time to predict whether the liquidation of substantially all of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the partnership agreement will be able to be accomplished promptly at the end of the 15-year period. If a Local Partnership is unable to sell an Apartment Complex, it is anticipated that the Local Operating General Partner will either continue to operate such Apartment Complex or take such other actions as the Local Operating General Partner believes to be in the best interest of the Local Partnership. In addition, circumstances beyond the control of the General Partner may occur during the Compliance Period which would require the Partnership to approve the disposition of an Apartment Complex prior to the end of the Compliance Period.

     Except for interim investments in highly liquid debt investments, the Partnership's investments consist entirely of interests in other Local Partnerships owning Apartment Complexes. Funds temporarily not required for such

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     RESULTS OF OPERATIONS (CONTINUED)

     investments in projects are invested in these highly liquid debt investments earning interest income as reflected in the statement of operations. These interim investments can be easily converted to cash to meet obligations as they arise.

     The Partnership, as a limited partner in the Local Partnerships in which it has invested, is subject to the risks incident to the construction, management, and ownership of improved real estate. The Partnership investments are also subject to adverse general economic conditions, and accordingly, the status of the national economy, including substantial unemployment and concurrent inflation could increase vacancy levels, rental payment defaults, and operating expenses, which in turn, could substantially increase the risk of operating losses for the Apartment Complexes. Certain of the Local Partnerships and their respective Apartment Complexes are subject to litigation and operating problems. See Part II - Other Information, Item 1. Legal Proceedings.

     The Partnership accounts for its investments in the Local Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Partnerships.

     Distributions received from Local Partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

     The Partnership's income consists primarily of interest income earned on certificates of deposit and other temporary investment of funds not required for investment in Local Partnerships.

     Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. In addition, an annual Partnership management fee in an amount equal to 0.5 percent of invested assets is payable to the General Partner and Special Limited Partner. To date, however, these partners have not received a management fee for their continuing management of the Partnership's affairs.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1996

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

As of March 31, 1996, NTCP's General Partner was a plaintiff or defendant in several lawsuits. None of these suits were related to NTCP. In addition, the Partnership is involved in the following lawsuits arising from transactions in the ordinary course of business. Although certain of these claims involve substantial amounts, in the opinion of management, these claims will not result in any material liability to the Partnership.

Victorian Park Associates, which owns a 336-unit Apartment Complex located in Illinois, defaulted on its mortgage in July 1991 principally because the unaffiliated local operating general partners failed to pay $800,000 of real estate taxes required under their guarantees. On March 25, 1992, the Partnership commenced litigation National Tax Credit Partners, L.P. v. Havlick, Owings, United Development et al., Case No. 92C2074 in the United States District Court for the Northern District of Illinois Eastern Division against the local operating general partners to enforce its rights. On November 13, 1992 the Partnership was advised that a Chapter 11 petition in bankruptcy was filed by the local operating general partners on behalf of the Local Partnership [In re:
Victorian Park Associates, Debtor, Case No. 92- B-25140, Chapter 11] and that the lender, Patrician Mortgage ("Patrician"), had accelerated its mortgage. On January 7, 1993, the Partnership obtained an order compelling the Local Operating General Partners to perform under their Guarantees, which order was reversed by the U.S. Court of Appeals for the Seventh Circuit. Victorian Park and Patrician have notified the Partnership and the Bankruptcy Court that they have reached a Settlement Agreement which will keep Victorian Park as owner of the Apartment Complex and preserve all of the Partnership's rights. No assurances can be given that the Plan will be successfully implemented. As of December 31, 1995, the Partnership's carrying value of the investment in the Victorian Local Partnership (which represents approximately 5.7% of the Partnership's total equity initially invested in Local Partnerships) was zero.

In December 1992, Tara Construction, the general contractor for Art Museum properties (Summit I, II and III), commenced an action in the Court of Common Pleas, Montgomery County, Pennsylvania Tara Construction v. NTCP et al., (Case No. 92-23505) against the three Summit Local Partnerships, the Partnership, NTC, the General partner PaineWebber Incorporated, and a PaineWebber affiliate, seeking damages of approximately $600,000 allegedly due the general contractor for work done in connection with the completion of construction plus damages for alleged misrepresentations and punitive damages. The Partnership believes that the general contractor's claims are barred and/or subject to offset and it has filed responsive pleadings. The Partnership has not accrued any liability in the accompanying financial statements as of March 31, 1996. Tara Construction's lawsuit has now been dormant for more than two years. The carrying value of the investments, at December 31, 1995, in Summit I, Summit II and Summit III totaled approximately $2,138,000. Summit I, II and III represent 3.2%, 1.4% and 4.6%, respectively, of NTCP's original portfolio investment.

The Meadows Apartments is a 112-unit building in Ysilanti, Michigan. The first mortgage loan on the property matured on May 15, 1996 and the property is delinquent in making its property tax payments. Accordingly, the Partnership endeavored to negotiate an extension and modification of the first but, upon the lender's refusal, filed a Chapter 11 petition in bankruptcy to avert a foreclosure of the property. There can be no assurances that the bankruptcy plan will be confirmed or that property will not be lost to foreclosure. As of March 31, 1996, the carrying value of the investment is zero.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1996

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS (CONTINUED)

The Partnership's three separate lawsuits regarding the Dynes Village Local Partnership were settled on December 2, 1994.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)     No exhibits are required per the provision of Item 1 of regulation
           S-K.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1996

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NATIONAL TAX CREDIT PARTNERS, L.P.
                                    (a California limited partnership)

                                    By:   National Partnership Investments Corp.
                                          General Partner

                                    Date:
                                         --------------------------------------

                                    By:
                                         --------------------------------------
                                         Bruce Nelson
                                         President

                                    Date:
                                         --------------------------------------
                                    By:
                                         --------------------------------------
                                         Shawn Horwitz
                                         Executive Vice President and
                                         Chief Financial Officer