Form 10-Q
period 1996-06-30
NATIONAL TAX CREDIT PARTNERS L P
filed 1996-08-19
CIK 847415

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

                        FOR QUARTER ENDED JUNE 30, 1996

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1996




PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements and Notes to Financial Statements

                     Balance Sheets, June 30, 1996 and  1995  . . . . . . . . . . . .  1

                     Statements of Operations
                            Six and Three Months Ended June 30, 1996 and 1995   . . .  2

                     Statement of Partners' Equity
                            Six Months Ended June 30, 1996  . . . . . . . . . . . . .  3

                     Statements of Cash Flows
                            Six Months Ended June 30, 1996 and 1995   . . . . . . . .  4

                     Notes to Financial Statements    . . . . . . . . . . . . . . . .  5

       Item 2.  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations    . . . . . . . . . . . 11


PART II.  OTHER INFORMATION

       Item 1.  Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . 14

       Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . 15

       Signatures . . . . . . . . . . . . . .   . . . . . . . . . . . . . . . . . . . 16

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                                 BALANCE SHEETS

                      JUNE 30, 1996 AND DECEMBER 31, 1995


                                     ASSETS

                                                                     1996              1995
                                                                 (Unaudited)         (Audited)
                                                                 ------------      ------------
INVESTMENTS IN LIMITED PARTNERSHIPS
    (Notes 1 and 2)                                            $  20,448,756     $  21,923,823

CASH AND CASH EQUIVALENTS (Note 1)                                   244,764           500,282

RESTRICTED CASH                                                       75,000            75,000
                                                                 ------------      ------------

          TOTAL ASSETS                                         $  20,768,520     $  22,499,105
                                                                 ============      ============

                          LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accrued fees and expenses due to partners
       (Notes 5 and 7)                                         $   3,661,835     $   3,266,521
     Capital contributions payable (Note 4)                          322,300           441,300
     Accounts payable and accrued expenses                           283,312           325,351
                                                                 ------------      ------------
                                                                   4,267,447         4,033,172


CONTINGENCIES (Note 6)


PARTNERS' EQUITY                                                  16,501,073        18,465,933
                                                                 ------------      ------------

           TOTAL LIABILITIES AND PARTNERS' EQUITY              $  20,768,520     $  22,499,105
                                                                 ============      ============





The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS

               SIX AND THREE MONTHS ENDED JUNE 30, 1996 AND 1995

                                  (Unaudited)


                                            Six months      Three months        Six months      Three months
                                              ended             ended            ended              ended
                                          June 30, 1996     June 30, 1996     June 30, 1995     June 30, 199
                                          ------------      ------------      ------------      ------------
INTEREST  INCOME                        $      10,553     $       3,973     $       6,719     $       4,283
                                          ------------      ------------      ------------      ------------

OPERATING EXPENSES:
     Management fees - partners               346,478           173,239           346,477           173,238
     Legal and accounting                      94,293            37,823           227,635           151,828
     General and administrative                64,174            29,914            68,412            35,994
                                          ------------      ------------      ------------      ------------

     Total operating expenses                 504,945           240,976           642,524           361,060
                                          ------------      ------------      ------------      ------------

LOSS FROM PARTNERSHIP
     OPERATIONS                              (494,392)         (237,003)         (635,805)         (356,777)

DISTRIBUTIONS FROM
      LIMITED PARTNERS
      RECOGNIZED AS INCOME (Note2)             37,532            37,532            -                 -

EQUITY IN LOSS OF
       LIMITED PARTNERSHIPS
       AND AMORTIZATION OF
       ACQUISITION COSTS (Note 2)          (1,508,000)         (754,000)       (1,419,104)         (709,552)

                                          ------------      ------------      ------------      ------------
NET LOSS                                $  (1,964,860)    $    (953,471)    $  (2,054,909)    $  (1,066,329)
                                          ============      ============      ============      ============

NET LOSS PER LIMITED
     PARTNERSHIP INTEREST (Note 1)      $         (82)    $         (40)    $         (86)    $         (45)
                                          ============      ============      ============      ============





The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)

                     SIX MONTHS ENDED JUNE 30 1996 AND 1995
                                  (Unaudited)


                                             Special
                                             Limited           General           Limited
                                             Partners          Partners          Partners           Total
                                           ------------      ------------      ------------      ------------
PARTNERSHIP INTERESTS,
   June 30, 1996                                                                    23,899
                                                                               ============

PARTNERS' EQUITY (DEFICIENCY),
   January 1, 1996                        $      1,000     $    (334,164)    $  18,799,097     $  18,465,933

   Net loss for the six months
   ended June 30, 1996                          -                (19,649)       (1,945,211)       (1,964,860)
                                           ------------      ------------      ------------      ------------

PARTNERS' EQUITY (DEFICIENCY),
   June 30, 1996                          $      1,000     $    (353,813)    $  16,853,886     $  16,501,073
                                           ============      ============      ============      ============





The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                  (Unaudited)

                                                                        1996               1995
                                                                    ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  loss                                                       $  (1,964,860)    $    (988,580)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
        Equity in losses of limited partnerships
            and amortization of acquisition costs                     1,508,000           709,552
         (Increase) decrease  in deposits and other receivables        (116,454)           15,000
         Increase (decrease) in:
            Accrued fees and expenses due to partners                   395,314           214,779
            Accounts payable and accrued expenses                       (42,039)           35,601
                                                                    ------------      ------------

               Net cash used in operating activities                   (220,039)          (13,648)
                                                                    ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in investee partnerships:
     Capital (contributions) recovery                                  (119,000)            1,563
     Capitalized acquisition costs and fees                              -                (13,385)
     Distributions recognized as a return of capital                     83,521            44,674

                                                                    ------------      ------------
              Net cash (used in) provided by investing activities       (35,479)           32,852
                                                                    ------------      ------------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                     (255,518)           19,204

CASH AND CASH EQUIVALENTS, beginning of period                          500,282           156,175
                                                                    ------------      ------------

CASH AND CASH EQUIVALENTS, end of period                          $     244,764     $     175,379
                                                                    ============      ============





The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1996

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

         In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and the results of operations for the six and three months then ended and changes in cash flows for the six months then ended.

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

                                 JUNE 30, 1996


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

         NET LOSS PER LIMITED PARTNERSHIP INTEREST

         Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding during the year. The number of limited partnership interests outstanding was 23,899 for the periods presented.

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

         The Partnership currently holds limited partnership interests in 31 local limited partnerships ("Local Partnerships"), having relinquished its interest in the Cigar Factory during 1995. As a limited partner of the Local Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the "Apartment Complexes"). The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1996


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

         At June 30, 1996, the Local Partnership's own residential projects consisted of 2,786 apartment units.

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

         The following is a summary of the investment in Local Partnerships as of June 30, 1996:

         Balance, beginning of period                                           $21,923,823
         Capital contributions to limited partnerships                              116,452
         Equity in losses of limited partnerships                                (1,424,000)
         Amortization of capitalized acquisition costs                              (84,000)
         Distributions recognized as a return of capital                            (83,519)
                                                                                -----------

         Balance, end of period                                                 $20,448,756
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

                                 JUNE 30, 1996

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

         obtained an order compelling the Local Operating General Partners to perform under their Guarantees, which order was reversed by the U.S. Court of Appeals for the Seventh Circuit. Victorian Park and Patrician have notified the Partnership and the Bankruptcy Court that they have reached a Settlement Agreement which will keep Victorian Park as owner of the Apartment Complex and preserve all of the Partnership's rights. No assurances can be given that the settlement will be successfully implemented or that Victorian Park will not be lost by the Partnership. As of June 30, 1996, and December 31, 1995 the Partnership's carrying value of the investment in the Victorian Local Partnership (which represents approximately 5.7 percent of the Partnership's total equity initially invested in Local Partnerships) was zero.

         Summit I, II and III

         The general contractor for three related Local Partnerships, Summit I, II and III, initiated a lawsuit in December 1992 against the Local Partnerships and the Partnership seeking damages in the amount of approximately $600,000 allegedly due pursuant to the respective general contracts plus damanges for alleged misrepresentation and punitive damages. The Partnership believes that the general contractor's claims are barred and/or subject to offset and it has filed responsive pleadings. The Partnership has not accrued any liability in the accompanying financial statements as of June 30, 1996. The carrying value of the investments, at June 30, 1996, in Summit I, Summit II and Summit III totaled approximately $1,689,000. Summit I, II and III represent 3.2%, 1.4% and 4.6%, respectively, of NTCP's original portfolio investment.

         Meadows

         The Meadows Apartments is a 112-unit building in Ysilanti, Michigan. The first mortgage loan on the property matured on May 15, 1996 and the property is delinquent in making its property tax payments. The Partnership endeavored to negotiate an extension and modification of the first mortgage but, upon the lender's refusal, filed a Chapter 11 petition in bankruptcy to avert a foreclosure of the property. There can be no assurances that the bankruptcy plan will be confirmed or that property will not be lost to foreclosure. As of June 30, 1996, the carrying value of the investment is zero. The mortgage note outstanding at June 30, 1996 has an interest rate of 11.5 percent per annum, with principal and interest payments due monthly.

NOTE 3 - MORTGAGE NOTES PAYABLE

         The Partnership has withheld the mortgage payments on the Country View property since October of 1995 and a default letter was received from the lender. The Partnership has received a commitment from a lender to refinance the Property. The refinancing transaction is expected to be completed in August of 1996.

NOTE 4 - CAPITAL CONTRIBUTION PAYABLE

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

                                 JUNE 30, 1996


NOTE 5 - RELATED-PARTY TRANSACTIONS

         Under the terms of the Amended and Restated Agreement of the Limited Partnership, the Partnership has paid the General Partner and the Special Limited Partner the following fees:

         (a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner and Special Limited Partner. For the six months ended June 30, 1996 approximately $346,000 has been expensed. The unpaid balance at June 30, 1996 is approximately $3,622,000.

         (b) A property disposition fee is payable to the General Partner in an amount equal to the lesser of (I) one-half of the competitive real estate commission that would have been charged by unaffiliated third parties providing comparable services in the area where the apartment complex is located, or (ii) 3% of the sales price received in connection with the sale or disposition of the apartment complex or local partnership interest, but in no event will the property disposition fee and all amounts payable to unaffiliated real estate brokers in connection with any such sale exceed in the aggregate, the lesser of the competitive rate (as described above) or 6% of such sale price. Receipt of the property disposition fee will be subordinated to the distribution of sale or refinancing proceeds by the Partnership until the limited partners have received distributions of sale or refinancing proceeds in an aggregate amount equal to (I) their 10% priority return for any year not theretofore satisfied (as defined in the partnership agreement) and (ii) an amount equal to the aggregate adjusted investment (as defined in the partnership agreement) of the limited partners. No disposition fees have been paid.

         (c) The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was $8,826 and $14,615 for the six months ended June 30, 1996 and 1995, respectively, and is included in general and administrative expenses.

         NTC is the Local Operating General Partner in nineteen of the Partnership's 31 Local Partnerships. In addition, NTC is either a special limited partner or an administrative general partner in the other Local Partnerships.

         An affiliate of the General Partner is currently managing two properties owned by Local Partnerships. The Local Partnerships pay the affiliate property management fees which have been reduced from 5% to 4.5% of their gross rental revenues. The amounts paid were $30,385 and $37,376 for the six months ended June 30, 1996 and 1995, respectively.

NOTE 6 - CONTINGENCIES

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

                                 JUNE 30, 1996


NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                 JUNE 30, 1996


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

         RESULTS OF OPERATIONS

         The Countryview Apartments have historically operated at an annual deficit of approximately $60,000 - $70,000 because the property was adversely impacted by excessive debt service payments. During the reporting period, the General Partner restructured the loan which was in default. In connection with the restructuring, the loan will be modified and the interest rate will be reduced from 11.515% to 8%. As a result, management expects the property to operate at a break-even level; however, since two new affordable housing properties are being built within one-quarter of a mile, no assurances can be given. In connection with the loan modification, a total of $364,657 is required at closing to pay the mortgage in arrears, establish a replacement reserve and pay lender's loan modification costs. The $364,657 will be funded from three sources as follows: (i) $200,000 from the property; (ii) $51,022 advance from NTCP; and (iii) $113,265 paid by NTCP in installments of $15,729 over 6 months and then $10,910 for an additional 2 months.

         In order to replenish the Partnership's reserves, your General Partner further diluted its interest in the Rose City Local Partnership. In connection with the dilution,s the Local General Partner's have purchased the Partnership's interest in cash flow and back-end distributions. The Partnership, however, shall continue to receive its allocable portion of housing tax credits, subject to the allocation made to the Additional Limited Partner, through the 10-year period. As a result of the modification, the Partnership will receive $240,000, $120,000 of which will be paid in September 1996, and $120,000 of which will be paid one year thereafter. These funds will be retained in the Partnership's reserves.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         RESULTS OF OPERATIONS (CONTINUED)

         In general, in order to avoid recapture of Housing Tax Credits, the Partnership does not expect that it will dispose of its Local Partnership Interests or approve the sale by a Local Partnership of any Apartment Complex prior to the end of the applicable 15-year Compliance Period. Because of (I) the nature of the Apartment Complexes, (ii) the difficulty of predicting the resale market for low- income housing 15 or more years in the future, and (iii) the inability of the Partnership to directly cause the sale of Apartment Complexes by local general partners, but generally only to require such local general partners to use their respective best efforts to find a purchaser for the Apartment Complexes, it is not possible at this time to predict whether the liquidation of substantially all of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the partnership agreement will be able to be accomplished promptly at the end of the 15-year period. If a Local Partnership is unable to sell an Apartment Complex, it is anticipated that the Local Operating General Partner will either continue to operate such Apartment Complex or take such other actions as the Local Operating General Partner believes to be in the best interest of the Local Partnership. In addition, circumstances beyond the control of the General Partner may occur during the Compliance Period which would require the Partnership to approve the disposition of an Apartment Complex prior to the end of the Compliance Period.

         Except for interim investments in highly liquid debt investments, the Partnership's investments consist entirely of interests in other Local Partnerships owning Apartment Complexes. Funds temporarily not required for such investments in projects are invested in these highly liquid debt investments earning interest income as reflected in the statement of operations. These interim investments can be easily converted to cash to meet obligations as they arise.

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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1996


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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1996


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of June 30, 1996, NTCP's General Partner was a plaintiff or defendant in several lawsuits. None of these suits were related to NTCP. In addition, the Partnership is involved in the following lawsuits arising from transactions in the ordinary course of business. Although certain of these claims involve substantial amounts, in the opinion of management, these claims will not result in any material liability to the Partnership.

Victorian Park Associates, which owns a 336-unit Apartment Complex located in Illinois, defaulted on its mortgage in July 1991 principally because the unaffiliated local operating general partners failed to pay $800,000 of real estate taxes required under their guarantees. On March 25, 1992, the Partnership commenced litigation National Tax Credit Partners, L.P. v. Havlick, Owings, United Development et al., Case No. 92C2074 in the United States District Court for the Northern District of Illinois Eastern Division against the local operating general partners to enforce its rights. On November 13, 1992 the Partnership was advised that a Chapter 11 petition in bankruptcy was filed by the local operating general partners on behalf of the Local Partnership [In re: Victorian Park Associates, Debtor, Case No. 92-B-25140, Chapter 11] and that the lender, Patrician Mortgage ("Patrician"), had accelerated its mortgage. On January 7, 1993, the Partnership obtained an order compelling the Local Operating General Partners to perform under their Guarantees, which order was reversed by the U.S. Court of Appeals for the Seventh Circuit. Victorian Park and Patrician have notified the Partnership and the Bankruptcy Court that they have reached a Settlement Agreement which will keep Victorian Park as owner of the Apartment Complex and preserve all of
the Partnership's rights.   No assurances can be given that the Plan will be
successfully implemented. As of June 30, 1996, the Partnership's carrying value of the investment in the Victorian Local Partnership (which represents approximately 5.7% of the Partnership's total equity initially invested in Local Partnerships) was zero.

In December 1992, Tara Construction, the general contractor for Art Museum properties (Summit I, II and III), commenced an action in the Court of Common Pleas, Montgomery County, Pennsylvania Tara Construction v. NTCP et al., (Case No. 92-23505) against the three Summit Local Partnerships, the Partnership, NTC, the General partner PaineWebber Incorporated, and a PaineWebber affiliate, seeking damages of approximately $600,000 allegedly due the general contractor for work done in connection with the completion of construction plus damages for alleged misrepresentations and punitive damages. The Partnership believes that the general contractor's claims are barred and/or subject to offset and it has filed responsive pleadings. The Partnership has not accrued any liability in the accompanying financial statements as of March 31, 1996. Tara Construction's lawsuit has now been dormant for more than two years. The carrying value of the investments, at June 30, 1996, in Summit I, Summit II and Summit III totaled approximately $1,689,000. Summit I, II and III represent 3.2%, 1.4% and 4.6%, respectively, of NTCP's original portfolio investment.

The Meadows Apartments is a 112-unit building in Ysilanti, Michigan. The first mortgage loan on the property matured on May 15, 1996 and the property is delinquent in making its property tax payments. Accordingly, the Partnership endeavored to negotiate an extension and modification of the first but, upon the lender's refusal, filed a Chapter 11 petition in bankruptcy to avert a foreclosure of the property. There can be no assurances that the bankruptcy
plan will be confirmed or that property will not be lost to foreclosure.    As
of June 30, 1996, the carrying value of the investment is zero.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1996


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS (CONTINUED)

The Partnership's three separate lawsuits regarding the Dynes Village Local Partnership were settled on December 2, 1994. The settlement, however, will not affect the pending I.R.S. audits in the course of which the I.R.S. has preliminary disqualifed the Housing Tax Credits taken by the Dynes Local Partnership in 1989 and 1990.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) No exhibits are required per the provision of Item 1 of regulation S-K.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1996

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


                     NATIONAL TAX CREDIT PARTNERS, L.P.
                     (a California limited partnership)


                     By:     National Partnership Investments Corp.
                             General Partner


                     Date:
                           ----------------------------------------------



                     By:
                           ----------------------------------------------
                             Bruce Nelson
                             President



                     Date:
                           ----------------------------------------------



                     By:
                           ----------------------------------------------
                             Shawn Horwitz
                             Executive Vice President and
                             Chief Financial Officer