Form 10-Q
period 1996-09-30
NATIONAL TAX CREDIT PARTNERS L P
filed 1996-11-14
CIK 847415

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

               For the Quarterly Period Ended SEPTEMBER 30, 1996

                        Commission File Number 33-27658

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A California Limited Partnership)

                 I.R.S. Employer Identification No. 95-4205231

                         9090 WILSHIRE BLVD., SUITE 201
                          BEVERLY HILLS, CALIF.  90211

                         Registrant's Telephone Number,
                       Including Area Code (310) 278-2191



Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes  X     No
                                  ----      ----

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996




PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements and Notes to Financial Statements

               Balance Sheets, September 30, 1996 and  1995   . . . . . . . . . . . . . . . . . . . .   1

               Statements of Operations
                     Nine and Three Months Ended September 30, 1996 and 1995  . . . . . . . . . . . .   2

               Statement of Partners' Equity
                     Nine Months Ended September 30, 1996   . . . . . . . . . . . . . . . . . . . . .   3

               Statements of Cash Flows
                     Nine Months Ended September 30, 1996 and 1995  . . . . . . . . . . . . . . . . .   4

               Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

      Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . .  11


PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

      Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

      Signatures . . . . . . . . . . . . . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995


                                          ASSETS
                                                                      1996              1995
                                                                  (Unaudited)        (Audited)
                                                                  ------------      ------------
INVESTMENTS IN LIMITED PARTNERSHIPS
    (Notes 1 and 2)                                             $  17,791,901     $  21,923,823

CASH AND CASH EQUIVALENTS (Note 1)                                    271,271           500,282

RESTRICTED CASH (Note 3)                                               75,000            75,000
                                                                  ------------      ------------

          TOTAL ASSETS                                          $  18,138,172     $  22,499,105
                                                                  ============      ============


                          LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accrued fees and expenses due to partners (Notes 5 and 7)  $   3,812,714     $   3,266,521
     Capital contributions payable (Note 4)                           392,300           441,300
     Accounts payable and accrued expenses                            260,945           325,351
                                                                  ------------      ------------
                                                                    4,465,959         4,033,172


CONTINGENCIES (Note 6)


PARTNERS' EQUITY                                                   13,672,213        18,465,933
                                                                  ------------      ------------

           TOTAL LIABILITIES AND PARTNERS' EQUITY               $  18,138,172     $  22,499,105
                                                                  ============      ============

The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

            NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                  (Unaudited)


                                               Nine months    Three months      Nine months     Three months
                                                   ended         ended             ended            ended
                                             Sept. 30, 1996   Sept. 30, 1996   Sept. 30, 1995   Sept. 30, 1995
                                             --------------   --------------   --------------   --------------
INTEREST  INCOME                               $    15,219      $     4,665      $    69,314        $  62,595
                                               -----------      -----------      -----------        ---------

OPERATING EXPENSES:
     Management fees - partners (Note 5)           519,717          173,239          519,716          173,239
     Legal and accounting                           59,528          (34,766)         342,552          114,918
     General and administrative (Note 5)           105,226           41,051          109,640           41,228
                                               -----------      -----------      -----------        ---------

     Total operating expenses                      684,471          179,524          971,908          329,385
                                               -----------      -----------      -----------        ---------

LOSS FROM PARTNERSHIP
     OPERATIONS                                   (669,252)        (174,859)        (902,594)        (266,790)

DISTRIBUTIONS FROM
      LIMITED PARTNERSHIPS
      RECOGNIZED AS INCOME (Note 2)                 37,532                -                -                -

EQUITY IN LOSS OF
       LIMITED PARTNERSHIPS
       AND AMORTIZATION OF
       ACQUISITION COSTS (Note 2)               (4,162,000)      (2,654,000)      (2,128,656)        (709,552)
                                               -----------      -----------      -----------        ---------

NET LOSS                                       $(4,793,720)     $(2,828,859)     $(3,031,250)       $(976,342)
                                               ===========      ===========      ===========        =========

NET LOSS PER LIMITED
     PARTNERSHIP INTEREST (Note 1)             $      (201)     $      (118)     $      (127)       $     (41)
                                               ===========      ===========      ===========        =========


The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)

                  NINE MONTHS ENDED SEPTEMBER 30 1996 AND 1995

                                  (Unaudited)


                                              Special
                                              Limited         General         Limited
                                              Partners        Partners        Partners          Total
                                            ------------    ------------    -----------     ------------
PARTNERSHIP INTERESTS,
   September 30, 1996                                                            23,899
                                                                            ===========

PARTNERS' EQUITY (DEFICIENCY),
   January 1, 1996                             $1,000        $(334,164)     $18,799,097      $18,465,933

   Net loss for the nine months
   ended September 30, 1996                        -           (47,937)      (4,745,783)      (4,793,720)
                                               ------        ---------      -----------      -----------

PARTNERS' EQUITY (DEFICIENCY),
   September 30, 1996                          $1,000        $(382,101)     $14,053,314      $13,672,213
                                               ======        =========      ===========      ===========


The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                  (Unaudited)


                                                                  1996              1995
                                                              ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $(4,793,720)     $(3,031,250)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
        Equity in losses of limited partnerships
            and amortization of acquisition costs               4,162,000        2,128,656
        Decrease in deposit and other receivables                       -           16,894
        Increase (decrease) in:
            Accrued fees and expenses due to partners             546,193          581,419
            Accounts payable and accrued expenses                 (64,406)          (9,119)
                                                              ------------     ------------

               Net cash used in operating activities             (149,933)        (313,400)
                                                              ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in investee partnerships:
     Capital contributions and advances to (recovery)
         limited partnerships                                    (116,930)        (601,920)
     Capitalized acquisition costs and fees                             -           (2,746)
     Increase (decrease) capital contributions payable            (49,000)         441,300
     Distributions recognized as a return of capital               86,852          468,707
                                                              ------------     ------------

              Net cash provided by investing activities           (79,078)         305,341
                                                              ------------     ------------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                               (229,011)          (8,059)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    500,282          156,175
                                                              ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $   271,271      $   148,116
                                                              ============     ============

The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

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

         In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.

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

                               SEPTEMBER 30, 1996

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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1996

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

         At September 30, 1996, the Local Partnership's own residential projects consisted of 2,786 apartment units.

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

         The following is a summary of the investment in Local Partnerships as of September 30, 1996:

         Balance, beginning of period                            $21,923,823
         Capital contributions to limited partnerships               116,930
         Equity in losses of limited partnerships                 (4,036,000)
         Amortization of capitalized acquisition costs              (126,000)
         Distributions recognized as a return of capital             (86,852)
                                                                -------------
         Balance, end of period                                   $17,791,901
                                                                =============

         Victorian Park

         Victorian Park Associates, which owns a 336-unit Apartment Complex located in Illinois, defaulted on its mortgage in July 1991 principally because it failed to fund insurance and tax escrows required by the mortgage and the unaffiliated Local Operating General Partners failed to honor their obligation under their guarantees to fund such partnership deficits. On March 25, 1992, the Partnership commenced litigation against the Local Operating General Partners. On November 13, 1992 the Partnership was advised that a Chapter 11 petition in bankruptcy was filed by the Local Operating General Partners on behalf of the Local Partnership and that the lender, Patrician Mortgage ("Patrician"), had accelerated its mortgage. On January

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1996

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

         7, 1993, the Partnership obtained an order compelling the Local Operating General Partners to perform under their Guarantees, which order was reversed by the U.S. Court of Appeals for the Seventh Circuit. Victorian Park and Patrician have notified the Partnership and the Bankruptcy Court that they have reached a Settlement Agreement which will keep Victorian Park as owner of the Apartment Complex and preserve all of the Partnership's rights. No assurances can be given that the settlement will be successfully implemented or that Victorian Park will not be lost by the Partnership. As of September 30, 1996, and December 31, 1995 the Partnership's carrying value of the investment in the Victorian Local Partnership (which represents 5.7 percent of the Partnership's total equity initially invested in Local Partnerships) was zero.

         Summit I, II and III

         The general contractor for three related Local Partnerships, Summit I, II and III, initiated a lawsuit in December 1992 against the Local Partnerships and the Partnership seeking damages in the amount of approximately $600,000 allegedly due pursuant to the respective general contracts plus damages for alleged misrepresentation and punitive damages. The Partnership believes that the general contractor's claims are barred and/or subject to offset and it has filed responsive pleadings. The carrying value of the investments, at September 30, 1996, in Summit I, Summit II and Summit III of approximately $1,900,000 were written off. Summit I, II and III represent 9.2 percent of NTCP's original portfolio investment.

         Meadows

         The Meadows Apartments is a 112-unit building in Ysilanti, Michigan. The first mortgage loan on the property matured on May 15, 1996 and the property is delinquent in making its property tax payments. The Partnership endeavored to negotiate an extension and modification of the first mortgage but, upon the lender's refusal, filed a Chapter 11 petition in bankruptcy to avert a foreclosure of the property. There can be no assurances that the bankruptcy plan will be confirmed or that property will not be lost to foreclosure. As of September 30, 1996, the carrying value of the investment is zero. The mortgage note outstanding at June 30, 1996 has an interest rate of 11.5 percent per annum, with principal and interest payments due monthly.

         Countryview

         The Countryview Apartments have historically operated at an annual deficit of approximately $60,000 - $70,000 because the property was adversely impacted by excessive debt service payments. During the reporting period, the lender and agreed to restructure the loan which was in default. In connection with the restructuring, the loan will be modified and the interest rate will be reduced from 11.515% to 8%. As a result, management expects the property to operate at a break-even level; however, since two new affordable housing properties are being built within one-quarter of a mile, no assurances can be given. In connection with the loan modification, a total of $364,657 was required to be paid at closing to pay the mortgage in arrears, to establish a replacement reserve and to pay the lender's loan modification costs. The $364,657 was funded from three sources as follows: (i) $200,000 from the property; (ii) $51,022 advanced from the Partnership; and (iii) $113,265 paid by the Partnership in installments of $15,729 over 6 months and then $10,910 for an additional 2 months. The restructuring was completed in October 1996.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1996

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

         Holden Village and Ticino Apartments

         Holden Village and Ticino Apartments, located in Seattle, Washington, maintained average occupancy levels of 91% and 95%, respectively, and both properties sustained operating deficits of approximately $19,000 and $30,000, respectively as of September 30, 1996. Though these properties operated at a deficit during the first nine months of 1996, they have shown significant improvement compared to the projected 1996 deficits. The high cost of servicing the debt is the largest contributing factors associates with the deficit operations. In an effort to improve the performance of the properties, the local general partner, affiliate of the Partnership's General Partner removed the existing management agent in June of 1996. A new management agent has been engaged which will assist the local partnership in locating ways to reducing operating expenses, and increase occupancy levels. The Partnership is currently negotiating an interest rate reduction with the lender in an effort to improve the property's cash flow. This modification is expected to be completed in January of 1997.

NOTE 3 - RESTRICTED CASH

         Restricted cash represents collateral securing a letter of credit relating to the 1994 loan modification of the Concepts I and II local partnership.

NOTE 4 - CAPITAL CONTRIBUTION PAYABLE

         Capital contributions payable represents $70,000 due annually, until paid in full, for the investment in the Blue Lake Local Partnership. The capital contributions payable are unsecured and non interest bearing.

NOTE 5 - RELATED-PARTY TRANSACTIONS

         Under the terms of the Amended and Restated Agreement of the Limited Partnership, the Partnership is obligated to pay the General Partner and the Special Limited Partner the following fees:

         (a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner and Special Limited Partner. For the nine months ended September 30, 1996 approximately $519,000 has been expensed. The unpaid balance at September 30, 1996 is approximately $3,813,000.

         (b) A property disposition fee is payable to the General Partner in an amount equal to the lesser of (I) one-half of the competitive real estate commission that would have been charged by unaffiliated third parties providing comparable services in the area where the apartment complex is located, or (ii) 3% of the sales price received in connection with the sale or disposition of the apartment complex or local partnership interest, but in no event will the property disposition fee and all amounts payable to unaffiliated real estate brokers in connection with any such sale exceed in the aggregate, the lesser of the competitive rate (as described above) or 6% of such sale price. Receipt of the property disposition fee will be subordinated to the distribution of sale or refinancing proceeds by the Partnership until the

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1996

NOTE 5 - RELATED-PARTY TRANSACTIONS (CONTINUED)

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

         (c) The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $27,994 and $26,307 for the nine months ended September 30, 1996 and 1995, respectively, and is included in general and administrative expenses.

         NTC is the Local Operating General Partner in nineteen of the Partnership's 31 Local Partnerships. In addition, NTC is either a special limited partner or an administrative general partner in the other Local Partnerships.

         An affiliate of the General Partner is currently managing two properties owned by Local Partnerships. The Local Partnerships pay the affiliate property management fees which have been reduced from 5% to 4.5% of their gross rental revenues. The amounts paid were $44,575 and $46,814 for the nine months ended September 30, 1996 and 1995, respectively.

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

                               SEPTEMBER 30, 1996


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

         RESULTS OF OPERATIONS

         The Countryview Apartments have historically operated at an annual deficit of approximately $60,000 - $70,000 because the property was adversely impacted by excessive debt service payments. During the reporting period, the lender and agreed to restructure the loan which was in default. In connection with the restructuring, the loan will be modified and the interest rate will be reduced from 11.515% to 8%. As a result, management expects the property to operate at a break-even level; however, since two new affordable housing properties are being built within one-quarter of a mile, no assurances can be given. In connection with the loan modification, a total of $364,657 was required to be paid at closing to pay the mortgage in arrears, to establish a replacement reserve and to pay the lender's loan modification costs. The $364,657 was funded from three sources as follows: (i) $200,000 from the property; (ii) $51,022 advanced from the Partnership; and (iii) $113,265 paid by the Partnership in installments of $15,729 over 6 months and then $10,910 for an additional 2 months. The restructuring was completed in October 1996.

         Holden Village and Ticino Apartments, located in Seattle, Washington, maintained average occupancy levels of 91% and 95%, respectively, and both properties sustained operating deficits of approximately $19,000 and $30,000, respectively as of September 30, 1996. Though these properties operated at a deficit during the first nine months of 1996, they have shown significant improvement compared to the projected 1996 deficits. The high cost of servicing the debt is the largest contributing factors associates with the deficit operations. In an effort to improve the performance of the properties, the local general partner, affiliate of the Partnership's

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         RESULTS OF OPERATIONS (CONTINUED)

         General Partner removed the existing management agent in June of 1996. A new management agent has been engaged which will assist the local partnership in locating ways to reducing operating expenses, and increase occupancy levels. The Partnership is currently negotiating an interest rate reduction with the lender in an effort to improve the property's cash flow. This modification is expected to be completed in January of 1997.

         In order to replenish the Partnership's reserves, the General Partner further diluted its interest in the Rose City Local Partnership during the reporting period. In connection with the dilutions, the Local General Partners have purchased the Partnership's interest in cash flow and back-end distributions. The Partnership, however, shall continue to receive its allocable portion of housing tax credits, subject to the allocation made to the Additional Limited Partner, through the 10-year period. As a result of the modification, the Partnership will receive $240,000, $120,000 of which will be paid in November 1996, and $120,000 of which will be paid one year thereafter. These funds will be retained in the Partnership's reserves and used to fund certain workouts and/or restructures.

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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1996



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

         Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. However, a percentage of the professional fees for the current operating period were written off. In addition, an annual Partnership management fee in an amount equal to 0.5 percent of invested assets is payable to the General Partner and Special Limited Partner. To date, however, these partners have not received a management fee for their continuing management of the Partnership's affairs.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1996


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of September 30, 1996, the Partnership's General Partner was a plaintiff or defendant in several lawsuits. In addition, the Partnership is involved in the following lawsuits arising from transactions in the ordinary course of business. Although certain of these claims involve substantial amounts, in the opinion of management, these claims will not result in any material liability to the Partnership.

Victorian Park Associates, which owns a 336-unit Apartment Complex located in Illinois, defaulted on its mortgage in July 1991 principally because the unaffiliated local operating general partners failed to pay $800,000 of real estate taxes required under their guarantees. On March 25, 1992, the Partnership commenced litigation National Tax Credit Partners, L.P. v. Havlick, Owings, United Development et al., Case No. 92C2074 in the United States District Court for the Northern District of Illinois Eastern Division against the local operating general partners to enforce its rights. On November 13, 1992 the Partnership was advised that a Chapter 11 petition in bankruptcy was filed by the local operating general partners on behalf of the Local Partnership [In re: Victorian Park Associates, Debtor, Case No. 92-B-25140, Chapter 11] and that the lender, Patrician Mortgage ("Patrician"), had accelerated its mortgage. On January 7, 1993, the Partnership obtained an order compelling the Local Operating General Partners to perform under their Guarantees, which order was reversed by the U.S. Court of Appeals for the Seventh Circuit. Victorian Park and Patrician have notified the Partnership and the Bankruptcy Court that they have reached a Settlement Agreement which will keep Victorian Park as owner of the Apartment Complex and preserve all of
the Partnership's rights.   No assurances can be given that the Plan will be
successfully implemented. As of September 30, 1996, the Partnership's carrying value of the investment in the Victorian Local Partnership (which represents approximately 5.7% of the Partnership's total equity initially invested in Local Partnerships) was zero.

In December 1992, Tara Construction, the general contractor for Art Museum properties (Summit I, II and III), commenced an action in the Court of Common Pleas, Montgomery County, Pennsylvania Tara Construction v. NTCP et al., (Case No. 92-23505) against, among others, the three Summit Local Partnerships, the Partnership, NTC, the General Partner, seeking damages of approximately $600,000 allegedly due the general contractor for work done in connection with the completion of construction plus damages for alleged misrepresentations and punitive damages. The Partnership believes that the general contractor's claims are barred and/or subject to offset and it has filed responsive pleadings. Tara Construction's lawsuit has now been dormant for more than two years. The carrying value of the investments, at September 30, 1996, in Summit I, Summit II and Summit III of approximately $1,900,000 were written off. Summit I, II and III represent 9.2 percent of NTCP's original portfolio investment.

The Meadows Apartments is a 112-unit building in Ysilanti, Michigan. The first mortgage loan on the property matured on May 15, 1996 and the property is delinquent in making its property tax payments. Accordingly, the Partnership endeavored to negotiate an extension and modification of the first but, upon the lender's refusal, filed a Chapter 11 petition in bankruptcy to avert a foreclosure of the property. There can be no assurances that the bankruptcy
plan will be confirmed or that property will not be lost to foreclosure.    As
of September 30, 1996, the carrying value of the investment is zero.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1996


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS (CONTINUED)

The Partnership's three separate lawsuits regarding the Dynes Village Local Partnership were settled on December 2, 1994. The settlement, however, will not affect the pending I.R.S. audits in the course of which the I.R.S. has preliminary disqualified the Housing Tax Credits taken by the Dynes Local Partnership in 1989 and 1990.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)     No exhibits are required per the provision of Item 1 of regulation S-K.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1996


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


                               NATIONAL TAX CREDIT PARTNERS, L.P.
                               (a California limited partnership)


                               By:   National Partnership Investments Corp.
                                     General Partner


                               Date:
                                     ---------------------------------------



                               By:
                                     --------------------------------------
                                     Bruce Nelson
                                     President



                               Date:
                                     ---------------------------------------



                               By:
                                     --------------------------------------
                                     Shawn Horwitz
                                     Executive Vice President and
                                     Chief Financial Officer