Form 10-K405
period 1996-12-31
NATIONAL TAX CREDIT PARTNERS L P
filed 1997-04-11
CIK 847415

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended DECEMBER 31, 1996

                         Commission File Number 33-27658

                       NATIONAL TAX CREDIT PARTNERS, L.P.

                        A CALIFORNIA LIMITED PARTNERSHIP

                  I.R.S. Employer Identification No. 95-4205231

       9090 WILSHIRE BOULEVARD, SUITE 201, BEVERLY HILLS, CALIFORNIA 90211

        Registrant's Telephone Number, Including Area Code (310) 278-2191

      Securities Registered Pursuant to Section 12(b) or 12(g) of the Act:

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed with the Commission by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes      X          No
                            ----            ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

PART I.

ITEM 1.  BUSINESS:

National Tax Credit Partners, L.P. ("NTCP" or the "Partnership") is a limited partnership formed under the laws of the State of California on March 7, 1989. The Partnership was formed to acquire limited partnership interests in separate local limited partnerships ("Local Partnerships"), which own multifamily apartment complexes that are eligible for low-income housing federal income tax credits ("Housing Tax Credits"). On June 6, 1989, the Partnership offered 14,000 units consisting of 28,000 limited partnership interests and warrants to purchase 14,000 additional limited partnership interests (collectively "Limited Partnership Interests") through a public offering managed by PaineWebber Incorporated (the "Selling Agent").

The general partner of NTCP (the "General Partner") is National Partnership Investments Corp. ("NAPICO"), a California corporation. PaineWebber T.C., Inc., a Delaware corporation and an affiliate of PaineWebber Incorporated, is the special limited partner of the Partnership (the "Special Limited Partner"). Casden Investment Corporation ("CIC") owns 100% of NAPICO's stock. The current members of NAPICO's Board of Directors are Charles H. Boxenbaum, Bruce E. Nelson, Alan I. Casden, Henry C. Casden and Brian Goldberg.

In general, an owner of a low-income housing apartment complex ("Apartment Complex") is entitled to receive Housing Tax Credits in each year of a ten-year period (the "Credit Period"). The Apartment Complex is subject to a 15-year compliance period (the "Compliance Period") to preserve the Housing Tax Credits. In addition to the Housing Tax Credits, tax credits are available for certain rehabilitation expenditures incurred in improving certified historic structures ("Historic Tax Credits," and together with Housing Tax Credits are referred to as "Tax Credits"). Tax Credits are available to the Limited Partners to reduce their federal income tax liability. The ability of a Limited Partner to utilize Tax Credits or allocated losses may be restricted by the passive activity loss limitation and the general business tax credit limitation rules. NTCP invests in Local Partnerships that each own an Apartment Complex that is eligible for (i) Housing Tax Credits or (ii) in certain cases, Historic Tax Credits and, in some cases, both. Several of the Local Partnerships also benefit from government programs promoting low or moderate income housing.

The Partnership's investments in Local Partnerships are subject to the risks incident to the management and ownership of multifamily residential real estate. Neither the Partnership's investments nor the Apartment Complexes owned by the Local Partnerships will be readily marketable, and there can be no assurance that the Partnership will be able to dispose of its Local Partnership Interests, or that the Local Partnerships will be able to dispose of their Apartment Complexes, at the end of the Compliance Period. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including substantial unemployment, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Apartment Complexes and the Partnership. The Apartment Complexes will be subject to loss through foreclosure. In addition, each Local Partnership is subject to risks relating to environmental hazards which might be uninsurable. Because the Partnership's ability to control its operations will depend on these and other factors beyond the control of the General Partner and the local general partners, there can be no assurance that the Partnership operations will be profitable or that the anticipated Tax Credits will be available to Limited Partners.

The Apartment Complexes owned by the Local Partnerships in which NTCP has invested were developed by the Local Operating General Partners (the "Local Operating General Partners") who acquired the sites and applied for applicable mortgages and subsidies, if any. NTCP became the principal limited partner in these Local Partnerships pursuant to arm's-length negotiations with the Local Operating General Partners. As a limited partner, NTCP's liability for obligations of the Local Partnership is generally limited to its investment. The Local Operating General Partner of the Local Partnership retains responsibility for developing, constructing, maintaining, operating and managing the Apartment Complex. Under certain circumstances, an affiliate of NAPICO or NTCP may act as the Local Operating General Partner. An affiliate, National Tax Credit Inc. ("NTC") or another affiliate, is acting as a non-managing, administrative general partner or special limited partner of each Local Partnership.

During 1996, the Apartment Complexes in which NTCP had invested were substantially rented.

The following is a schedule of the occupancy status as of December 31, 1996, of the Apartment Complexes owned by Local Partnerships in which NTCP is a limited partner.

                SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
                         IN WHICH NTCP HAS AN INVESTMENT
                                DECEMBER 31, 1996

                                     No. of            Units         Percentage of
Name & Location                       Units         Occupied          Total Units
---------------                       -----         --------          -----------
Apple Tree
Brigham City, UT                       24               24               100%

Blue Lake
Miami, FL                             106               77                73%

ComFed Qualified(1)
Omaha, NE                             116              116               100%

Concept I & II
Cleveland, OH                          40               38                95%

Countryview/Columbus
Columbus, OH                          152              150                99%

Dickens
Chicago, IL                            34               32                97%

Dynes
Cleveland, OH                          42               41                98%

Genoa Plaza
Genoa City, WI                         48               48               100%

Glenark
Woonsocket, RI                         67               65                97%

Grand Meadows
Grand Blanc, MI                        64               61                95%

Grinnell Park
Grinnell, IA                           24               24               100%

                SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
                   IN WHICH NTCP HAS AN INVESTMENT (CONTINUED)
                                DECEMBER 31, 1996

                                     No. of           Units          Percentage of
Name & Location                       Units         Occupied           Total Units
---------------                       -----         --------           -----------
Hickory Green
Westland, MI                           59               56                 95%

Holden Village
West Seattle, WA                       96               93                 97%


Kimberly Court
Seward, AK                             24               16                 67%

Meadows Apartments
Ypsilanti, MI                         114              100                 88%

Mountain View - I
Sante Fe, NM                          120              105                 88%

Mountain View - II
Sante Fe, NM                          159              145                 91%

Newbury
Oak Creek, WI                         164              126                 77%

North Liberty
North Liberty, IA                      24               24                100%

Paris Hotel
Denver, CO                             17               17                100%

Rolling Hills
Pottsgrove Township, PA               232              231                 99%

Rose City
Portland, OR                          264              262                 99%

Summit I - Wallace
Philadelphia, PA                       17               15                 94%

Summit II - Bergdoll
Philadelphia, PA                        9                9                100%

Summit III - Chandler
Philadelphia, PA                       25               22                 88%

                SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
                   IN WHICH NTCP HAS AN INVESTMENT (CONTINUED)
                                DECEMBER 31, 1996

                                     No. of           Units          Percentage of
Name & Location                       Units         Occupied          Total Units
---------------                       -----         --------          -----------
Terrace Gardens
Lemon Grove, CA                       150              141                94%

Ticino
Seattle, WA                            45               43                96%

Torres de Plata I
Toa Alta, PR                           72               72               100%

Tyrone Elderly
Tyrone, PA                            100               97                97%

Victorian Park
Streamwood, IL                        336              312                93%

Vinton/Park School
Omaha, NE                              44               40                91%
                                    -----            -----

TOTAL                               2,788            2,648                95%
                                    =====            =====

ITEM 2. PROPERTIES:

Through its investments in Local Partnerships, NTCP holds interests in 31 Apartment Complexes. See Item 1 and Schedule for information pertaining to these Apartment Complexes.

ITEM 3. LEGAL PROCEEDINGS:

As of December 31, 1996, NTCP's General Partner was a plaintiff or defendant in several lawsuits. In addition, the Partnership is involved in the following lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

Victorian Park Associates, which owns a 336-unit Apartment Complex located in Illinois, defaulted on its mortgage in July 1991 principally because the unaffiliated Local Operating General Partners failed to pay $800,000 of real estate taxes required under their guarantees. On March 25, 1992, the Partnership commenced litigation [National Tax Credit Partners, L.P. v. Havlick, Owings, United Development et al., Case No. 92C2074 in the United States District Court for the Northern District of Illinois Eastern Division] against the Local Operating General Partners to enforce its rights. On November 13, 1992 the Partnership was advised that a Chapter 11 petition in bankruptcy was filed by the local operating general partners on behalf of the Local Partnership [In re:
Victorian Park Associates, Debtor, Case No. 92-B-25140, Chapter 11] and that the lender, Patrician Mortgage ("Patrician"), had accelerated its mortgage. On January 7, 1993, the Partnership obtained an order compelling the Local Operating General Partners to perform under their Guarantees, which order was reversed by the U.S. Court of Appeals for the Seventh Circuit. The Partnership has until June 1997 to reinstate this case. The Local Operating General Partners' Seventh Amended Plan of Reorganization (the "Plan") is now pending approval. Pursuant to the Plan, Patrician is required to reissue and/or reduce the principal on the first mortgage bonds and the Local Operating General Partners are required to (i) pay $1,000,000 cash to implement the Plan and (ii) pay an agreed upon monthly guarantee payment. No assurances can be given that the Plan will be successfully implemented. As of December 31, 1996 and 1995, the Partnership's carrying value of the investment in the Victorian Local Partnership (which represents approximately 5.7% of the Partnership's total equity initially invested in Local Partnerships) was zero.

In December 1992, Tara Construction, the general contractor for Art Museum properties (Summit I, II and III), commenced an action in the Court of Common Pleas, Montgomery County, Pennsylvania Tara Construction v. NTCP et al., (Case No. 92-23505) against the three Summit Local Partnerships, the Partnership, NTC, the General Partner, PaineWebber Incorporated, and a PaineWebber affiliate, seeking damages of approximately $600,000 allegedly due the general contractor for work done in connection with the completion of construction plus damages for alleged misrepresentations and punitive damages. The Partnership believes that the general contractor's claims are barred and/or subject to offset and it has filed responsive pleadings. The Partnership has not accrued any liability in the accompanying financial statements as of December 31, 1996 and 1995. Tara Construction's lawsuit has been dormant for more than two years. Although occupancy levels at the three related Local Partnerships, Summit I, II, and III (Wallace, Bergdoll, and Chandler School located in Philadelphia) were stabilized at 94%, 100%, and 88%, respectively, the properties operated at deficits during 1996. The Summit I and III properties have approximately $150,000 in outstanding property taxes (a portion of which could result in liens on the properties), utility bills, and other trade payables. The local general partner is currently attempting to negotiate discounted payments and/or payment plans for these items which, if unsuccessful, could result in foreclosure proceedings on all three properties. NTCP has settled its litigation with the lender on Summit I and III. As part of the settlement, the lender dismissed its foreclosure actions and converted its mortgages to mortgages requiring debt service payments out of available cash flow only. In return, NTCP intends to (i) admit the lender into all three of the local partnerships if certain conditions are satisfied, and
(ii) to assign a portion of NTCP's interests in each local partnership, including an allocation of approximately $100,000 in remaining tax credits. In 1996, the aggregate carrying value of the investments in Summit I, Summit II and Summit III of approximately $2,290,000 was written off. Summit I, II and III represent 3.2%, 1.4% and 4.6%, respectively, of NTCP's original portfolio investment.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Not applicable.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS:

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by PaineWebber Incorporated. It is not anticipated that any active public market will develop for the purchase and sale of any Limited Partnership Interest. Limited Partnership Interests may not be transferred but can be assigned only if certain requirements in the Partnership Agreement are satisfied. At December 31, 1996, there were 3,905 registered holders of Limited Partnership Interests in NTCP. The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Partnerships and then such distributions, if any, may be limited. Distributions have not been made from the inception of the Partnership to December 31, 1996.

ITEM 6.         SELECTED FINANCIAL DATA:


                                                                        Year Ended December 31,
                                     --------------------------------------------------------------------------------------------

                                          1996                1995                1994                1993                1992
                                     ------------        ------------        ------------        ------------        ------------

Interest and other Income            $     99,016        $     75,125        $     54,226        $     38,446        $    424,224

Operating expenses                       (975,642)         (1,207,679)         (1,337,098)           (990,948)         (1,144,667)

Distributions from limited
   partnership recognized
   as income                               37,532                  --                  --                  --                  --

Equity in loss of limited
   partnerships and
   amortization of
   acquisition costs                   (2,049,514)         (3,828,734)         (2,369,642)         (3,658,302)         (4,761,019)

Write-off of Local Partnership         (2,289,875)         (1,158,801)                 --          (2,258,920)                 --
                                     ------------        ------------        ------------        ------------        ------------

Net loss                             $ (5,178,483)       $ (6,120,089)       $ (3,652,514)       $ (6,869,724)       $ (5,481,462)
                                     ============        ============        ============        ============        ============

Net loss per limited
   partnership interest              $       (215)       $       (254)       $       (151)       $       (285)       $       (227)
                                     ============        ============        ============        ============        ============


Total assets                         $ 17,946,325        $ 22,499,105        $ 27,390,138        $ 30,293,611        $ 36,993,049
                                     ============        ============        ============        ============        ============

Investments in Local
   Partnerships                      $ 17,721,398        $ 21,923,823        $ 27,142,069        $ 29,141,967        $ 35,277,267
                                     ============        ============        ============        ============        ============

Capital contributions payable        $    392,300        $    441,300        $         --        $         --        $    608,393
                                     ============        ============        ============        ============        ============

Accrued fees and expenses
   due to partners                   $  3,996,221        $  3,266,521        $  2,503,091        $  1,878,419        $  1,176,835
                                     ============        ============        ============        ============        ============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Capital Resources

The Partnership received proceeds totaling $59,749,000 from the sale of Limited Partnership Interests, pursuant to a registration statement filed on Form S-11, which sale commenced in June 1989 and terminated in June 1990. This amount includes $18,907,500 from the sale of 7,563 Additional Limited Partnership Interests. The proceeds have been used to invest in local limited partnerships ("Local Partnerships"), which own and operate multifamily housing complexes ("Apartment Complexes") that are eligible for low income housing tax credits or, in certain cases, historic rehabilitation tax credits. As a limited partner of the Local Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their Apartment Complexes. The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are in most cases not affiliated with the General Partner of the Partnership. See, however, the discussion below concerning the replacement of the local operating general partners of certain Local Partnerships and the assumption of those management responsibilities by National Tax Credit, Inc. ("NTC"), or other affiliates of the General Partner. The Partnership has made capital contributions to 32 Local Partnerships (one of which was foreclosed upon by the lender in 1995) representing a total investment of approximately $44,811,000.

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

The General Partner has the right to cause distributions received by the Partnership from the Local Partnerships (that would otherwise be available for distributions as cash flow) to be dedicated to the increase or replenishment of reserves at the Partnership level. The reserves are available to satisfy working capital or operating expense needs of the Partnership (including payment of partnership management fees) and will also be available to pay any excess third-party costs or expenses incurred by the Partnership in connection with the administration of the Partnership, the preparation of reports to the Limited Partners and other investor servicing obligations of the Partnership. At the discretion of the General Partner, reserves may be available for contributions to the Local Partnerships.

The Partnership's unrestricted cash reserves as of December 31, 1996 were approximately $150,000. In order to replenish NTCP's reserves, NTCP sold to the local general partner an additional portion and further diluted its limited partner interest in the Rose City local partnership during the reporting period. The local general partner will, accordingly, be entitled to an increased allocation of cash flow and back-end distributions. NTCP will continue to receive its allocable portion of housing tax credits, subject to the allocation made to the additional limited partner identified in a prior report, through the ten year credit period. As a result of this transaction, NTCP will receive $240,000, of which $120,000 was paid in February 1997, and the balance of $120,000 is payable in July, 1997. Based on immediate cash needs, NTCP is negotiating with the local operating general partner for a discounted advance payment of the $120,000, and the sale of an additional portion of NTCP's economic interest in the local partnership. As a result, the local general partner will also increase its interest in distributions of cash flow and proceeds from the sale or refinancing of the property. The Partnership is currently considering raising additional funds from one or more investors that would be admitted for a minority interest as a special limited partner in two-four Local Partnerships and entitled to receive a portion of the tax credits otherwise allocable to the Partnership. There is no assurance that the Partnership will be successful in these sales. If the offerings were successfully concluded, the net proceeds would be added to the Partnership's reserves and used to implement the provisions of restructurings with Local Partnerships previously agreed upon. Additionally, at least two properties are projected to operate at a cumulative annual deficit of approximately $85,000.

The Partnership does not have the ability to assess Limited Partners for additional capital contributions to provide capital if needed by the Partnership or Local Partnerships. Accordingly, if circumstances arise that cause the Local Partnerships to require capital in addition to that contributed by the Partnership and any equity of the local general partners, the only sources from which such capital needs will be able to be satisfied (other than the limited reserves available at the Partnership level) will be (i) third-party debt financing (which may not be available if, as expected, the Apartment Complexes owned by the Local Partnerships are already substantially leveraged), (ii) other equity sources (which could reduce the amount of Tax Credits being allocated to the Partnership, adversely affect the Partnership's interest in operating cash flow and/or proceeds of sale or refinancing of the Apartment Complexes and possibly even result in adverse tax consequences to the Limited Partners), or
(iii) the sale or disposition of Apartment Complexes. There can be no assurance that any of such sources would be readily available in sufficient proportions to fund the capital requirements of the Local Partnerships. If such sources are not available, the Local Partnerships would risk foreclosure on their Apartment Complexes if they were unable to renegotiate the terms of their first mortgages and any other debt secured by the Apartment Complexes, which would have significant adverse tax consequences to the Limited Partners.

Liquidity

Each Local Partnership investment has been analyzed by the General Partner with respect to its probable impact upon the Partnership's liquidity position. In this regard, the General Partner took into account projected cash flow generated from each Apartment Complex, the anticipated debt service requirements of the existing financing and any restructuring or refinancing of such Apartment Complex, and the division of cash flow in excess of debt service between the Partnership and the local operating general partner.

Following an acquisition, adverse business or financial developments could negatively impact cash flow and the Partnership's liquidity position. The General Partner has attempted to obtain operating deficit guarantees from certain local general partners to fund operating deficits for limited periods of time. In addition, as discussed above the Partnership maintains reserves and the Local Partnerships are expected to maintain working capital reserves independent of those maintained by the Partnership to the extent that (i) the terms of mortgage debt encumbering the Apartment Complexes or the terms of any government assistance program so require, or (ii) the local general partner determines that such reserves are necessary or advisable. Although reserves are to be maintained at both the Partnership and Local Partnership levels, if such reserves and other available income, if any, are insufficient to cover the Partnership's or any Local Partnership's operating expenses and liabilities, it may be necessary to accumulate additional funds from distributions received from Local Partnerships which would otherwise be available for distribution to the Limited Partners, or to liquidate the Partnership's investment in one or more Local Partnerships.

Reserves of the Partnership and reserves of the Local Partnerships may be increased or decreased from time to time by the General Partner or the local general partner, as the case may be, in order to meet anticipated costs and expenses. The amount of cash flow available for distributions and/or sale as refinancing proceeds, if any, which is available for distribution to the Limited Partners may be affected accordingly.

Results of Operations

The Partnership was formed to provide various benefits to its Limited Partners as discussed in Item 1. It is not expected that any of the Local Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to Limited Partners. The Partnership accounts for its investments in the Local Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Partnerships.

In general, in order to avoid recapture of Tax Credits, the Partnership does not expect that it will voluntarily dispose of its Local Partnership Interests or approve the sale by a Local Partnership of any Apartment Complex prior to the end of the applicable 15-year Compliance Period (although earlier dispositions of Historic Complexes may occur). Because of (i) the nature of the Apartment Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the inability of the Partnership to directly cause the sale of Apartment Complexes by local general partners, but generally only to require such local general partners to use their respective best efforts to find a purchaser for the Apartment Complexes, it is not possible at this time to predict whether the liquidation of substantially all of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership Agreement will be able to be accomplished promptly at the end of the 15-year Compliance Period. If a Local Partnership is unable to sell an Apartment Complex, it is anticipated that the local general partner will either continue to operate such Apartment Complex or take such other actions as the local general partner believes to be in the best interest of the Local Partnership. In addition, circumstances beyond the control of the General Partner may occur during the Compliance Period which would require the Partnership to approve the disposition of an Apartment Complex prior to the end of the Compliance Period.

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

The Partnership, as a limited partner in the Local Partnerships in which it has invested, is subject to the risks incident to the construction, management, and ownership of improved real estate. The Partnership investments are also subject to adverse general economic conditions, and accordingly, the status of the national economy, including substantial unemployment and concurrent inflation, could increase vacancy levels, rental payment defaults, and operating expenses, which in turn, could substantially increase the risk of operating losses for the Apartment Complexes. Certain of the Local Partnerships and their respective Apartment Complexes are subject to litigation and operating problems. See Item 3 "Legal Proceedings" above and the information which follows.

The Meadows Apartments (the "Local Partnership") is a 114-unit building located in Ypsilanti, Michigan. The first mortgage loan matured on May 15, 1996. After the lender refused to negotiate an extension of the loan, the Local Partnership filed Chapter 11 bankruptcy proceedings to avert foreclosure. A plan of reorganization for the Local Partnership (the "Plan") was approved by the bankruptcy court on December 16, 1996. Pursuant to the Plan, NTCP paid the following amounts out of reserves (i) 1996 delinquent property taxes of $35,317,
(ii) legal fees of $10,000, and (iii) unsecured creditors of $18,590. The Plan also requires NTCP to make a payment of $171,093 on April 18, 1997, which will satisfy the 1993 delinquent real estate taxes. The Plan also outlines a partial payment schedule for the 1994 and 1995 delinquent real estate taxes which would be paid out of the property's operations. Under the Plan, the existing loan in the principal amount of $2,890,000, at an interest rate of 10%, was reduced to $2,100,000 with an interest rate of 9%. In exchange, the lender received one-third of NTCP's local partnership interest, including anticipated allocations of housing tax credits in the amount of approximately $488,500. The property operated at an occupancy level of 97% as of December 1996. It is anticipated that the Local Partnership will attain break-even levels of operations on a go forward basis once the Plan is fully implemented. The Partnership's investment in Meadows Apartments at December 31, 1996 was zero.

A loan modification with Federal Home Loan Mortgage Corporation, the lender on Countryview Apartments, was completed October 9, 1996 with, among other things as part of the modification, NTCP is required to pay to the lender $15,677 on a monthly basis (commencing November 1, 1996) for the first six months and $10,910 for an additional two months for a total of $115,882, of which only the November 1, 1996 payment in the amount of $15,677 has been paid to date. Accordingly, while the loan under the restructured terms is being paid monthly out of the cash flow from the property's operations, there is currently a default under the modification. The Partnership is currently negotiating, with the lender to cure this default. In connection with the modification, the interest rate was reduced from 11.5% to 8%. As of December 1996 the property attained 97% occupancy. The Partnership's investment in Countryview Apartments at December 31, 1996 was approximately $2,230,000.

Holden Village and Ticino Apartments, located in Seattle, Washington, maintained average occupancy levels of 95%, but experienced operating deficits of approximately $45,000 and $23,000, respectively, during 1996. The high cost of servicing the debt is the largest contributing factor associated with the deficit operations. In an effort to improve the performance of the properties, the local general partner, an affiliate of the General Partner, removed the existing management agent in June 1996. The new management agent has attempted to reduce operating expenses and increase occupancy levels, but has been generally unsuccessful. NTCP is currently negotiating an interest rate reduction with the lender for each of the properties in an effort to improve the cash flow. In exchange, it is expected that NTCP will be required to assign all or part of its local partnership interests, including its allocable share of the remaining tax credits in each of the local partnerships, which assignment could result in recapture for NCTP's partners. However, if the loan modifications are successful the operating performance of each property is expected to improve substantially. The Partnership's total investment in Holden Village and Ticino Apartments at December 31, 1996 was approximately $1,533,000.

The first mortgage loan encumbering Dynes Village is delinquent in the amount of $21,177, which includes a shortfall in the tax escrow fund. In addition, the property has been audited by the IRS with respect to tenant qualifications performed by the prior local operating general partner in 1989, 1990 and 1991. The IRS has preliminarily disqualified certain housing tax credits taken based on what they consider non-compliance by the prior local operating general partner. The accountants for the Dynes Village local partnership believe that a settlement can be reached pursuant to which the entire amount of tax credits claimed during the disputed period will not be disqualified. Finally, while the property is budgeted to operate at a $10,000 deficit during 1997, the first mortgage loan is currently being paid one month in arrears. The Partnership's investment in Dynes Village is approximately $630,000 at December 31, 1996.

Pursuant to the terms of a workout, dated January 11, 1995 (the "Workout") agreed between the parties relating to the resolution of an existing default under the first mortgage loan encumbering Glenark Landing, an annual payment of $30,000 is due in March 1998 to the Rhode Island Housing and Mortgage Finance Corporation (the "Lender"). The Workout provides for additional payments of $42,800 per year, for a five year term, totaling $214,000. The property incurred significant accounts payable due to necessary repairs, consequently the property has accrued payables in the amount of $70,000. The General Partner is negotiating with the Lender for an extension of time to make the $30,000 payment. In addition, the General Partner is requesting a release of available replacement reserves from the Lender to bring the accounts payable current. The Partnership's investment in Glenark Landing at December 31, 1996 was zero.

Pursuant to the terms of a loan workout relating to the Blue Lake Local Partnership, dated March 25, 1995 (the "Workout"), NTCP is required to contribute an additional $541,300 to the local partnership over a ten year period. In exchange, the debt service on the property is payable out of net cash flow. During 1996 and 1995, approximately $49,000 and $100,000, respectively, was paid by NTCP to the local partnership under the Workout. The Partnership's investment in Blue Lake at December 31, 1996 was zero.

The Partnership accounts for its investments in the Local Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Partnerships. The equity in loss of Local Partnerships is higher in 1995, compared to 1996 and 1994, because losses, for certain Local Partnerships where the investment balances had previously been reduced to zero, are not recognized. However, during 1995, the Partnership agreed to contribute $556,300 to a Local Partnership with a zero investment account, which resulted in additional losses of $556,300 being recognized. Other Local Partnerships with positive investment accounts also recognized higher losses in 1995 as compared to 1996 and 1994. In addition, the Summits and the Meadows Apartments were written off in 1996 and 1995, respectively, as discussed above.

Distributions received from Local Partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. In addition, an annual partnership management fee in an amount equal to 0.5% of invested assets is payable to the General Partner and Special Limited Partner. The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of Partnership affairs. The decrease in legal fees for the year ended December 31, 1996, as compared to 1995 and 1994, is due to higher legal fees in 1995 and 1994 associated with the final settlement of litigation involving the Blue Lake, Dynes and Glenark Local Partnerships as well as legal fees being paid in connection with the Victorian Park bankruptcy, and legal fees incurred in connection with various securities matters.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

The Financial Statements and Supplementary Data are listed under Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

Not applicable.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                              FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULES
                  AND REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                DECEMBER 31, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
National Tax Credit Partners, L.P.
(A California limited partnership)

We have audited the accompanying balance sheets of National Tax Credit Partners, L.P. (a California limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the index on item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain investee limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these investee limited partnerships represent 35 percent and 34 percent of total assets as of December 31, 1996 and 1995, respectively, and the equity in the net loss of these partnerships represents 55 percent, 37 percent and 13 percent of the total net loss of the Partnership for the years ended December 31, 1996, 1995 and 1994, respectively, and represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these investee limited partnerships were audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those limited partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of National Tax Credit Partners, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Los Angeles, California
April 8, 1997

                     [LOGO]
[SCHOONOVER BOYER GETTMAN & ASSOCIATES LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To The Partners
Blue Lake Pointe Apartments Associates, Ltd.
Cumming, Georgia

We have audited the accompanying balance sheet of Blue Lake Pointe Apartments Associates, Ltd., as of December 31, 1996 and 1995 and the related statements of income/(loss), partners' (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Lake Pointe Apartments Associates, Ltd., as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Blue Lake Pointe Apartments Associates, Ltd. will continue as a going concern. As discussed in Note 7 to the financial statements, the Partnership's recurring losses from operations and net capital deficiency raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.


/s/ SCHOONOVER BOYER GETTMAN & ASSOCIATES
-----------------------------------------

January 17, 1997

                                     [LOGO]
                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

                         ACCOUNTANTS' COMPILATION REPORT

To the Partners of
Concept I Limited Partnership and
Concept II Limited Partnership

We have compiled the accompanying combined balance sheets of CONCEPT I LIMITED PARTNERSHIP and CONCEPT II LIMITED PARTNERSHIP as of December 31, 1996 and 1995, and the combined statement of operations, changes in partners' equity (deficit) and cash flows for the years then ended, and the additional financial data as shown in the Table of Contents, in accordance with Statements on Standards for Accounting and Review Services, issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting, in the form of financial statements, information that is the representation of management. We have not audited or reviewed the accompanying financial statements and the additional financial data as shown in the Table of Contents and, accordingly, do not express an opinion or any other form of assurance on them.

As discussed in Note 5 to the financial statements, a certain condition indicates the partnerships may be unable to continue as going concerns. The financial statements do not include any adjustments that might be necessary should the partnerships be unable to continue as going concerns.


/s/ ALTSCHULER, MELVOIN AND GLASSER LLP
-----------------------------------------

Chicago, Illinois
February 1, 1997

                                     [LOGO]
                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Countryview Columbus, Ltd.


We have audited the accompanying balance sheets of COUNTRYVIEW COLUMBUS, LTD. as of December 31, 1996 and 1995, and the related statements of operations, changeS in partners, equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Countryview Columbus, Ltd. as of December 31, 1996 and 1995, and its results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 2, the Partnership is in default under the terms of its modified mortgage loan agreement.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The additional 1996 financial data shown on pages 10 and 11 is presented for the purpose of additional analysis and is not a required part of the financial statements. Such information has been subjected to the procedures applied in the audit of the 1996 financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ ALTSCHULER, MELVOIN & GLASSER LLP
-----------------------------------------

Chicago, Illinois
January 29, 1997

               [LOGO]
[ROCKOFF HARLAN RASOF LTD. LETTERHEAD]
INDEPENDENT AUDITORS' REPORT
To the Partners
DICKENS ASSOCIATES II

We have audited the accompanying balance sheet of DICKENS ASSOCIATES II. F.H.A. Project No. 071-35591 (the "Partnership"), as of December 31, 1996. and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards. issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis. evidence supporting the amounts and disclosures in the financial statements.

An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in the notes to the financial statements, the Partnership has been experiencing cash flow problems, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards. we have also issued a report dated February 12, 1997 on our consideration of the Partnership's internal control structure and a report dated February 12, 1997 on its compliance with laws and regulations.

The accompanying supplementary information shown on pages 17 to 21 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ ROCKOFF, HARLAN, RASOF, LTD.
-----------------------------------------

February 12, 1997

                                     [LOGO]
                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

                        ACCOUNTANTS' COMPILATION REPORT

To the Partners of
Dynes Village Associates Limited Partnership

We have compiled the accompanying balance sheets of DYNES VILLAGE ASSOCIATES LIMITED PARTNERSHIP as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for the years then ended, and the additional financial data as shown in the Table of Contents, in accordance with Statements on Standards for Accounting and Review Services, issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting, in the form of financial statements and additional financial data, information that is the representation of management. We have not audited or reviewed the accompanying financial statements and the additional financial data as shown in the Table of Contents and, accordingly, do not express an opinion or any other form of assurance on them.

/s/  ALTSCHULER, MELVOIN AND GLASSER LLP
----------------------------------------

Chicago, Illinois
February 1, 1997

                    [LOGO]
[HUMISTON, SKOKAN, WARREN & EICHENBERGER LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Genoa Plaza, Limited Partnership
West Des Moines, Iowa

    We have audited the accompanying balance sheets of GENOA PLAZA, LIMITED PARTNERSHIP as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards and Governmental Auditing Standards, issued by the Comptroller General of the United States and U.S. Department of Agriculture Farmers Home Administration, Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genoa Plaza, Limited Partnership as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ HUMISTON, SKOKAN, WARREN & EICHENBERGER
-----------------------------------------

January 10, 1997

            [LOGO]
[PLANTE & MORAN, LLP LETTERHEAD]

Independent Auditor's Report

To the Partners
Grand Meadows II Limited
Dividend Housing Association
Limited Partnership

We have audited the accompanying balance sheet of Grand Meadows II Limited Dividend Housing Association Limited Partnership (a Michigan limited partnership), MSHDA Development No. 827 as of December 31, 1996, 1995, and 1994, and the related statements of profit and loss, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grand Meadows II Limited Dividend Housing Association Limited Partnership at December 31, 1996, 1995, and 1994, and the results of its operations and changes in partners' equity, and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 13, 1997, on our consideration of the Partnership's internal control structure and a report dated January 13, 1997, on its compliance with laws and regulations.


/s/ PLANTE & MORAN, LLP
-----------------------------------------

January 13, 1997

INDEPENDENT AUDITORS' REPORT

To the Partners
Grinnell Park Apartments, Limited Partnership
West Des Moines, Iowa

    We have audited the accompanying balance sheets of GRINNELL PARK APARTMENTS, LIMITED PARTNERSHIP as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grinnell Park Apartments, Limited Partnership as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


January 10, 1997

                                     [LOGO]
                  [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Hickory Green Limited Partnership

We have audited the accompanying balance sheets of HICKORY GREEN LIMITED PARTNERSHIP as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hickory Green Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The additional 1996 financial data on pages 10 and 11 are presented for the purpose of additional analysis and are not a required part of the financial statements. This information has been subjected to the procedures applied in the audit of the 1996 financial statements and, in our opinion, is stated fairly in all material respects in relation to the financial statements taken as a whole.


/s/ ALTSCHULER, MELVOIN & GLASSER, LLP
-----------------------------------------

Chicago, Illinois
January 29, 1997

                                     [LOGO]
                 [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

                            INDEPENDENT AUDITORS' REPORT

To the Partners of
Holden Village Associates

We have audited the accompanying balance sheets of HOLDEN VILLAGE ASSOCIATES (a limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holden Village Associates as of December 31, 1996 and 1995, and the results of its operations, changes in its partners' equity, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. Insufficient cash flows and recurring losses from operations raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The additional 1996 financial data, listed in the Table of Contents, are presented for the purpose of additional analysis and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the 1996 financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ ALTSCHULER, MELVOIN AND GLASSER, LLP
-----------------------------------------

Los Angeles, California
March 7, 1997

                                     [LOGO]
                  [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Mountain View Limited Partnership

We have audited the accompanying balance sheets of MOUNTAIN VIEW LIMITED PARTNERSHIP as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountain View Limited Partnership as of December 31, 1996 and 1995, and its results of operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the financial statements, taken as a whole. The additional 1996 financial data, listed in the Table of Contents, are presented for the purpose of additional analysis and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the 1996 financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ ALTSCHULER, MELVOIN & GLASSER LLP
-----------------------------------------

Los Angeles, California
February 17, 1997

                                     [LOGO]
               [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Mountain View Limited Partnership II

We have audited the accompanying balance sheets of MOUNTAIN VIEW LIMITED PARTNERSHIP II as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountain View Limited Partnership II as of December 31, 1996 and 1995, and its results of operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the financial statements, taken as a whole. The additional 1996 financial data, listed in the Table of Contents, are presented for the purpose of additional analysis and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the 1996 financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ ALTSCHULER, MELVOIN AND GLASSER LLP
-----------------------------------------

Los Angeles, California
February 17, 1997

                                     [LOGO]
                  [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

                             INDEPENDENT AUDITORS' REPORT

To the Partners of
Newbury Place Apartments Limited Partnership

We have audited the accompanying balance sheets of NEWBURY PLACE APARTMENTS LIMITED PARTNERSHIP as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnerships management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newbury Place Apartments Limited Partnership as of December 31, 1996 and 1995, and its results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The additional 1996 financial data on pages 11 and 12 are presented for the purpose of additional analysis and are not a required part of the financial statements. This information has been subjected to the procedures applied in the audit of the 1996 financial statements and, in our opinion, is stated fairly in all material respects in relation to the financial statements taken as a whole.


/s/ ALTSCHULER, MELVOIN AND GLASSER LLP
-----------------------------------------

Chicago, Illinois
March 6, 1997

                    [LOGO]
[HUMISTON, SKOKAN, WARREN & EICHENBERGER LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
North Liberty Park, Limited Partnership
West Des Moines, Iowa

    We have audited the accompanying balance sheets of NORTH LIBERTY PARK, LIMITED PARTNERSHIP as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North Liberty Park, Limited Partnership as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ HUMISTON, SKOKAN, WARREN & EICHENBERGER, P.C.
-------------------------------------------------

January 9, 1997

                 [LOGO]
[JOHN M. HANSON & COMPANY, P.C. LETTERHEAD]

The General Partners
Paris Hotel Limited Partnership

Independent Auditors' Report

    We have audited the accompanying balance sheets of the Paris Hotel Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Paris Hotel Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.


/s/ JOHN H. HANSON & COMPANY, P.C.
----------------------------------
Denver, Colorado

January 13, 1997

             [LOGO]
[DELOITTE & TOUCHE LLP LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

ComFed Qualified Housing Limited Partners XII, a Nebraska Limited Partnership

We have audited the accompanying statement of financial condition of ComFed Qualified Housing Limited Partners XII, a Nebraska Limited Partnership as of December 31, 1996 and 1995 and the related statements of operations, changes in partners' capital accounts, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits In accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the ComFed Qualified Housing Limited Partners XII at December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule of cash deficit at December 31, 1996 is presented for purposes of additional analysis and is not a required part of the basic financial statements. This supplemental schedule is the responsibility of the Partnership's management. Such supplemental schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.


/s/ DELOITTE & TOUCHE LLP
-----------------------------------------

February 7, 1997

                        [LOGO]
[BERNSTEIN, SIMPSON, GILBERT AND MOROWITZ LLC LETTERHEAD]

Independent Auditor's Report

To the Partners
Rolling Hills Apts. Ltd.
Pottsgrove Township, Pa.

We have audited the accompanying balance sheets of Rolling Hills Apts. Ltd.(a limited partnership), HUD Project No. PHFA No. 61 as of December 31, 1996 and 1995, and the related statements of income, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Rolling Hills Apts. Ltd.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rolling Hills Apts. Ltd. HUD Project No. PHFA No. 61 as of December 31, 1996 and 1995, and the results of its operations, changes in partners' deficit and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report (shown on pages 15 to 31) are presented for the purposes of additional analysis and are not a required part of the financial statements of Rolling Hills Apts. Ltd. Project No. PHFA No. 61. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

Respectfully submitted,

/s/ BERNSTEIN, SIMPSON, GILBERT AND MOROWITZ, LLC
-------------------------------------------------

Atlantic City, N.J.
February 8, 1997

                [LOGO]
[MCDONALD JACOBS MARKS JOHNSON LETTERHEAD]

INDEPENDENT AUDITOR' S REPORT

To the Partners
Rose City Village
Limited Partnership
Portland, Oregon

We have audited the accompanying balance sheets of Rose City Village Limited Partnership as of December 31, 1996, 1995 and 1994, and the related statements of income, changes in partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rose City Village Limited Partnership as of December 31, 1996, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ MCDONALD JACOBS MARKS JOHNSON
---------------------------------

January 7, 1997

           [LOGO]
[HARLAN & BOETTGER LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Terrace Gardens Limited Partnership:

We have audited the accompanying balance sheets of Terrace Gardens Limited Partnership (a California limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Terrace Gardens Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ HARLAN & BOETTGER
---------------------

San Diego, California
January 22, 1997

                                     [LOGO]
                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
100 Sixth Avenue Associates, Limited Partnership aka Ticino Apartments

We have audited the accompanying balance sheets of 100 SIXTH AVENUE ASSOCIATES, LIMITED PARTNERSHIP aka TICINO APARTMENTS as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnerships management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 100 Sixth Avenue Associates, Limited Partnership aka Ticino Apartments as of December 31, 1996 and 1995, and the results of its operations, changes in its partners' equity, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. Insufficient cash flows and recurring losses from operations raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The additional 1996 financial data, listed in the Table of Contents, are presented for the purpose of additional analysis and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the 1996 financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ ALTSCHULER, MELVOIN AND GLASSER LLP
---------------------------------------
Los Angeles, California
March 7, 1997

            [LOGO]
TORRES STOMPART SANCHEZ RUIZ & CO.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS

Partners
Torres del Plata I Limited Partnership
San Juan, Puerto Rico

We have audited the accompanying balance sheet of Torres del Plata I Limited Partnership as of December 31, 1996, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Torres del Plata I Limited Partnership as of December 31, 1995, were audited by other auditors whose report dated January 22, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Torres del Plata I Limited Partnership as of December 31, 1996, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 1997, on our consideration of the Partnership's internal control structure and a report dated January 23, 1997 on its compliance with laws, regulations, contracts, loan covenants and agreements.


/s/ TORRES STOMPART SANCHEZ RUIZ & CO.
--------------------------------------

January 23, 1997
License No. 169

Stamp number 1392913 was
affixed to the original of this report.

                                     [LOGO]
                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

              INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS
                    AND ADDITIONAL FINANCIAL DATA REQUIRED BY
                     THE PENNSYLVANIA HOUSING FINANCE AGENCY

To the Partners
Tyrone Elderly Limited Partnership

We have audited the accompanying balance sheet of TYRONE ELDERLY LIMITED PARTNERSHIP, PHFA Project Number R-261-8E, as of December 31, 1996, and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Tyrone Elderly Limited Partnership as of and for the year ended December 31, 1995, were audited by other auditors whose report dated January 26, 1996, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 financial statements referred to above present fairly, in all material respects, the financial position of Tyrone Elderly Limited Partnership as of December 31, 1996, and its results of operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 4, 1997, on our consideration of Tyrone Elderly Limited Partnership's internal control structure and on its compliance with laws and regulations.

Our audit was performed for the purpose of forming an opinion on the financial statements taken as a whole. The additional 1996 financial data shown on pages 13 through 22 is presented for purposes of additional analysis and is not a required part of the financial statements. Such information has been subjected to the procedures applied in the audit of the 1996 financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ ALTSCHULER, MELVOIN AND GLASSER LLP
---------------------------------------

Chicago, Illinois
February 4, 1997

              [LOGO]
[BLACKMAN & ASSOCIATES, P.C. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Vinton/Park School Apartments
Limited Partnership
Omaha, Nebraska

We have audited the accompanying balance sheets of Vinton/Park School Apartments Limited Partnership (a Nebraska Limited Partnership) as of December 31, 1996 and 1995 and the related statements of operations, changes in partners' capital accounts and cash flows for the years ended December 31, 1996, 1995 and 1994.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vinton/Park School Apartments Limited Partnership at December 31, 1996 and 1995 and the results of its operations, changes in partners' capital accounts and cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.


/s/ Blackman & Associates, P.C.
-------------------------------

Omaha, Nebraska
January 23, 1997

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                                     ASSETS

                                                                          1996              1995
                                                                       -----------       -----------
INVESTMENTS IN LIMITED PARTNERSHIPS
    (Notes 1 and 2)                                                    $17,721,398       $21,923,823

CASH AND CASH EQUIVALENTS (Note 1)                                         149,927           500,282

RESTRICTED CASH                                                             75,000            75,000
                                                                       -----------       -----------

          TOTAL ASSETS                                                 $17,946,325       $22,499,105
                                                                       ===========       ===========

                        LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
     Accrued fees and expenses due to partners (Notes 4 and 7)         $ 3,996,221       $ 3,266,521
     Capital contributions payable (Note 3)                                392,300           441,300
     Accounts payable and accrued expenses                                 270,354           325,351
                                                                       -----------       -----------
                                                                         4,658,875         4,033,172


CONTINGENCIES (Note 6)


PARTNERS' EQUITY                                                        13,287,450        18,465,933
                                                                       -----------       -----------

           TOTAL LIABILITIES AND PARTNERS' EQUITY                      $17,946,325       $22,499,105
                                                                       ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                   1996               1995               1994
                                               -----------        -----------        -----------

INTEREST AND OTHER INCOME                      $    99,016        $    75,125        $    54,226
                                               -----------        -----------        -----------

OPERATING EXPENSES:
     Management fees - partners (Note 4)           692,956            692,955            694,095
     Legal and accounting                          132,991            374,878            493,158
     General and administrative (Note 4)           149,695            139,846            149,845
                                               -----------        -----------        -----------

          Total operating expenses                 975,642          1,207,679          1,337,098
                                               -----------        -----------        -----------

LOSS FROM PARTNERSHIP OPERATIONS                  (876,626)        (1,132,554)        (1,282,872)

WRITE-OFF OF INVESTMENT IN
     LIMITED PARTNERSHIP (Note 2)               (2,289,875)        (1,158,801)                --

DISTRIBUTIONS FROM LIMITED
     PARTNERSHIPS RECOGNIZED
     AS INCOME                                      37,532                 --                 --

EQUITY IN LOSS OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ACQUISITION COSTS (Note 2)              (2,049,514)        (3,828,734)        (2,369,642)
                                               -----------        -----------        -----------

NET LOSS                                       $(5,178,483)       $(6,120,089)       $(3,652,514)
                                               ===========        ===========        ===========

NET LOSS PER LIMITED
     PARTNERSHIP INTEREST (Note 1)             $      (215)       $      (254)       $      (151)
                                               ===========        ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                    Special
                                    Limited       General            Limited
                                    Partners      Partners           Partners              Total
                                    --------      --------           --------              -----
PARTNERS' EQUITY (DEFICIENCY),
       January 1, 1994               $1,000       $(236,438)       $ 28,473,974        $ 28,238,536

       Net loss for 1994                 --         (36,525)         (3,615,989)         (3,652,514)
                                     ------       ---------        ------------        ------------

PARTNERS' EQUITY (DEFICIENCY),
       December 31, 1994              1,000        (272,963)         24,857,985          24,586,022

       Net loss for 1995                 --         (61,201)         (6,058,888)         (6,120,089)
                                     ------       ---------        ------------        ------------

PARTNERS' EQUITY (DEFICIENCY),
       December 31, 1995              1,000        (334,164)         18,799,097          18,465,933

       Net loss for 1996                 --         (51,785)         (5,126,698)         (5,178,483)
                                     ------       ---------        ------------        ------------

PARTNERS' EQUITY (DEFICIENCY),
       December 31, 1996             $1,000       $(385,949)       $ 13,672,399        $ 13,287,450
                                     ======       =========        ============        ============


   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                               1996               1995               1994
                                                                           -----------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net  loss                                                             $(5,178,483)       $(6,120,089)       $(3,652,514)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Equity in losses of limited partnerships
               and amortization of acquisition costs                         2,049,514          3,828,734          2,369,642
            Write-off of investee partnership                                2,289,875          1,158,801                 --
            Increase in:
               Accrued fees and expenses due to partners                       729,700            763,430            624,672
               Accounts payable and accrued expenses                           (54,997)            24,326            124,369
                                                                           -----------        -----------        -----------

                  Net cash used in operating activities                       (164,391)          (344,798)          (533,831)
                                                                           -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in investee partnerships:
        Capital contributions and advances to ( recovery from)
               limited partnerships                                           (223,816)           112,749           (227,675)
        Capitalized acquisition costs and fees                                      --             (2,745)          (240,958)
        Distributions recognized as a return of capital                         86,852            120,707             98,889
     Increase (decrease) in capital contributions payable                      (49,000)           441,300                 --
     Decrease in restricted cash                                                    --                 --            118,997
     Decrease in other assets                                                       --             16,894                 --
                                                                           -----------        -----------        -----------

                 Net cash provided by (used in) investing activities          (185,964)           688,905           (250,747)
                                                                           -----------        -----------        -----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                         (350,355)           344,107           (784,578)

CASH AND CASH EQUIVALENTS,
     beginning of year                                                         500,282            156,175            940,753
                                                                           -----------        -----------        -----------

CASH AND CASH EQUIVALENTS,
     end of year                                                           $   149,927        $   500,282        $   156,175
                                                                           ===========        ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization

      National Tax Credit Partners, L.P. (the "Partnership") was formed under the California Revised Limited Partnership Act and organized on March 7, 1989. The Partnership was formed to invest primarily in other limited partnerships which own and operate multifamily housing complexes that are eligible for low income housing tax credits or, in certain cases, for historic rehabilitation tax credits. The general partner of the Partnership (the "General Partner") is National Partnership Investments Corp., a California corporation ("NAPICO"). Casden Investment Corporation owns 100% of NAPICO's stock. The special limited partner of the Partnership (the "Special Limited Partner") is PaineWebber T.C., Inc., a Delaware corporation.

      The Partnership originally registered 14,000 units, consisting of 28,000 Limited Partnership Interests ("LPI"), and warrants to purchase a maximum of 14,000 Additional Limited Partnership Interests ("ALPI"). The term of the offering expired in June 1990, at which date the Partnership raised $59,749,000 from the sale of 16,336 LPI and warrants representing 7,563 ALPI.

      The General Partner has a 1% interest in operating profits and losses of the Partnership. The limited partners will be allocated the remaining 99% interest in proportion to their respective investments.

      The Partnership shall continue in full force and effect until December 31, 2029, unless terminated prior to that, pursuant to the partnership agreement or law.

      Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the General Partner will be entitled to a property disposition fee as mentioned in the partnership agreement. The limited partners will have a priority item equal to their invested capital plus a 10% priority return as defined in the partnership agreement. This property disposition fee may accrue but shall not be paid until the limited partners have received distributions equal to 100% of their capital contributions plus the 10% priority return.

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

      Method of Accounting for Investments in Limited Partnerships

      The investments in limited partnerships are accounted for using the equity method. Acquisition, selection and other costs related to the acquisition of the projects acquired are capitalized as part of the investment accounts and are being amortized on a straight line basis over the estimated lives of the underlying assets, which is generally 30 years.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Net Loss Per Limited Partnership Interest

      Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding during the year. The number of limited partnership interests was 23,899 for all years presented.

      Cash and Cash Equivalents

      The Partnership considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

      Impairment of Long-Lived Assets

      The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.

2.    INVESTMENTS IN LIMITED PARTNERSHIPS

      The Partnership holds limited partnership interests in 31 local limited partnerships (the "Local Partnerships"). As a limited partner of the Local Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the "Apartment Complexes"). The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

      At December 31, 1996, the Local Partnerships own residential projects consisting of 2,788 apartment units.

      The Partnership, as a limited partner in each Local Partnership, is generally entitled to 99 percent of the operating profits and losses of the Local Partnerships. National Tax Credit, Inc. (NTC), an affiliate of the General Partner, serves either as a special limited partner or non-managing administrative general partner in which case it receives .01% of operating profits and losses of the Local Partnership, or as the Local Operating General Partner of the Local Partnership in which case it is entitled to .09% of operating profits and losses of the Local Partnership. The Partnership is also generally entitled to receive 50% of the net cash flow generated by the Apartment Complexes, subject to repayment of any loans made to the Local Partnerships (including loans provided by NTC or an affiliate), repayment for funding of development deficit and operating deficit guarantees by the Local Operating General Partners or their affiliates (excluding NTC and its affiliates), and certain priority payments to the Local Operating General Partners other than NTC or its affiliates.

      The Partnership's allocable share of losses from Local Partnerships are recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of unconsolidated limited partnerships was approximately $13,934,000 and $2,501,000 as of December 31, 1996 and 1995, respectively.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996



2.   INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

     Distributions from the Local Partnerships are accounted for as a return of capital until the investment balance is reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions received will be recognized as income.

     The following is a summary of the investments in and advances to Local Partnerships and reconciliation to the Local Partnerships accounts:

                                                                                 1996                1995
                                                                              ------------        ------------
          Investment balance, beginning of year                               $ 21,923,823        $ 27,142,069
          Capital contributions to (recovery from) limited partnerships            223,816            (112,749)
          Capitalized acquisition costs and fees (Note 3)                                0               2,745
          Equity in loss of limited partnerships                                (1,893,223)         (3,642,215)
          Write off of investee partnership                                     (2,289,875)         (1,158,801)
          Amortization of capitalized acquisition costs and fees                  (156,291)           (186,519)
          Distributions recognized as a return of capital                          (86,852)           (120,707)
                                                                              ------------        ------------

          Investment balance, end of year                                     $ 17,721,398        $ 21,923,823
                                                                              ============        ============

     The difference between the investment per the accompanying balance sheets at December 31, 1996 and 1995, and the equity per the Local Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Partnerships the Partnership's recording of capital contributions payable to the Local Partnerships in its investment balance and costs capitalized to the investment account.

     Victorian Park

     Victorian Park Associates, which owns a 336-unit Apartment Complex located in Illinois, defaulted on its mortgage in July 1991 principally because the unaffiliated Local Operating General Partners failed to pay $800,000 of real property taxes required under their guarantees. On March 25, 1992, the Partnership commenced litigation against the Local Operating General Partners to enforce its rights. On November 13, 1992 the Partnership was advised that a Chapter 11 petition in bankruptcy was filed by the Local Operating General Partners on behalf of the Local Partnership and that the lender, Patrician Mortgage ("Patrician"), had accelerated its mortgage. On January 7, 1993, the Partnership obtained an order compelling the Local Operating General Partners to perform under their Guarantees, which order was reversed by the U.S. Court of Appeals for the Seventh Circuit. The Partnership has until June 1997 to reinstate this case. The Local Operating General Partners' Seventh Amended Plan of Reorganization (the "Plan") is now pending approval. Pursuant to the Plan, Patrician is required to reissue and/or reduce the principal on the first mortgage bonds and the Local Operating General Partners are required to (i) pay $1,000,000 cash to implement the Plan and (ii) pay an agreed upon monthly guarantee payment. No assurances can be given that the Plan will be successfully implemented. As of December 31, 1996 and 1995, the Partnership's carrying value of the investment in the Victorian Local Partnership (which represents approximately 5.7% of the Partnership's total equity initially invested in Local Partnerships) was zero.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996


2.   INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

     Summit I, II and III

     The general contractor for three related Local Partnerships, Summit I, Summit II and Summit III, initiated a lawsuit in December 1992 against the Local Partnerships and the Partnership seeking damages in the amount of approximately $600,000 allegedly due pursuant to the respective general contracts plus damages for alleged misrepresentations and punitive damages. The Partnership believes that the general contractor's claims are barred and/or subject to offset and it has filed responsive pleadings. The Partnership has not accrued any liability in the accompanying financial statements as of December 31, 1996. The lawsuit has been dormant for more than two years. Although occupancy levels at the three related Local Partnerships, Summit I, II, and III (Wallace, Bergdoll, and Chandler School located in Philadelphia) were stabilized at 94%, 100%, and 88%, respectively, the properties operated at deficits during 1996. The Summit I and III properties have approximately $150,000 in outstanding property taxes (a portion of which could result in liens on the properties), utility bills, and other trade payables. The local general partner is currently attempting to negotiate discounted payments and/or payment plans for these items which, if unsuccessful, could result in foreclosure proceedings on all three properties. NTCP has settled its litigation with the lender on Summit I and III. As part of the settlement, the lender dismissed its foreclosure actions and converted its mortgages to mortgages requiring debt service payments out of available cash flow only. In return, NTCP intends to (i) admit the lender into all three of the local partnerships if certain conditions are satisfied, and (ii) to assign a portion of NTCP's interests in each local partnership, including an allocation of approximately $100,000 in remaining tax credits. In 1996, the aggregate carrying value of the investments in Summit I, Summit II and Summit III of approximately $2,290,000 was written off. Summits I, II and III represent 3.2%, 1.4% and 4.6%, respectively, of NTCP's original portfolio investment.

     Meadows

     The Meadows Apartments (the "Local Partnership") is a 114-unit building located in Ypsilanti, Michigan. The first mortgage loan matured on May 15, 1996. After the lender refused to negotiate an extension of the loan, the Local Partnership filed Chapter 11 bankruptcy proceedings to avert foreclosure. A plan of reorganization for the Local Partnership (the "Plan") was approved by the bankruptcy court on December 16, 1996. Pursuant to the Plan, NTCP paid the following amounts out of reserves (i) 1996 delinquent property taxes of $35,317, (ii) legal fees of $10,000, and (iii) unsecured creditors of $18,590. The Plan also requires NTCP to make a payment of $171,093 on April 18, 1997, which will satisfy the 1993 delinquent real estate taxes. The Plan also outlines a partial payment schedule for the 1994 and 1995 delinquent real estate taxes which would be paid out of the property's operations.

     Under the Plan, the existing loan in the principal amount of $2,890,000, at an interest rate of 10%, was reduced to $2,100,000 with an interest rate of 9%. In exchange, the lender received one-third of NTCP's local partnership interest, including anticipated allocations of housing tax credits in the amount of approximately $488,500. The property operated at an occupancy level of 97% as of December 1996. It is anticipated that the Local Partnership will attain break-even levels of operations on a go forward basis once the Plan is fully implemented. As of December 31, 1996 and 1995, the Partnership's carrying value of the investment in the Meadows Apartments was zero.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996


2.   INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

     Glenark

     Pursuant to the terms of a workout, dated January 11, 1995 (the "Workout") agreed between the parties relating to the resolution of an existing default under the first mortgage loan encumbering Glenark Landing, an annual payment of $30,000 is due in March 1998 to the Rhode Island Housing and Mortgage Finance Corporation (the "Lender"). The Workout provides for additional payments of $42,800 per year, for a five year term, totaling $214,000. The property incurred significant accounts payable due to necessary repairs, consequently the property has accrued payables in the amount of $70,000. The General Partner is negotiating with the Lender for an extension of time to make the $30,000 payment. In addition, the General Partner is requesting a release of available replacement reserves from the Lender to bring the accounts payable current. The Partnership's investment in Glenark at December 31, 1996 and 1995 was zero.

     Countryview

     A loan modification with Federal Home Loan Mortgage Corporation, the lender on Countryview Apartments, was completed October 9, 1996 with, among other things as part of the modification, NTCP is required to pay to the lender $15,677, on a monthly basis (commencing November 1, 1996) for the first six months and $10,910 for an additional two months for a total of $115,882 of which only the November 1, 1996 payment in the amount of $15,677 has been paid to date. Accordingly, while the loan under the restructured terms is being paid monthly out of the cash flow from the property's operations, there is currently a default under the modification. The Partnership is currently negotiating with the lender to cure this default. In connection with the modification, the interest rate was reduced from 11.515% to 8%. As of December 1996 the property attained 97% occupancy. The Partnership's investment in Countryview Apartments at December 31, 1996 was approximately $2,230,000.

     Holden Village & Ticino Apartments

     Holden Village and Ticino Apartments, located in Seattle, Washington, maintained average occupancy levels of 95%, but experienced operating deficits of approximately $45,000 and $50,000, respectively, during 1996. The high cost of servicing the debt is the largest contributing factor associated with the deficit operations. In an effort to improve the performance of the properties, the local general partner, an affiliate of the General Partner, removed the existing management agent in June 1996. The new management agent has attempted to reduce operating expenses and increase occupancy levels, but has been generally unsuccessful. NTCP is currently negotiating an interest rate reduction with the lender for each of the properties in an effort to improve the cash flow. In exchange, it is expected that NTCP will be required to assign all or part of its local partnership interests, including its allocable share of the remaining tax credits in each of the local partnerships, which assignment could result in recapture for NCTP's partners. However, if the loan modifications are successful the operating performance of each property is expected to improve substantially. The Partnership's total investment in Holden Village and Ticino Apartments at December 31, 1996 was approximately $1,533,000.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996


2.   INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

     Dynes Village

     The first mortgage loan encumbering Dynes Village is delinquent in the amount of $21,177, which includes a shortfall in the tax escrow fund. In addition, the property has been audited by the IRS with respect to tenant qualifications performed by the prior local operating general partner in 1989, 1990 and 1991. The IRS has preliminarily disqualified certain housing tax credits taken based on what they consider non-compliance by the prior local operating general partner. The accountants for the Dynes Village local partnership believe that a settlement can be reached pursuant to which the entire amount of tax credits claimed during the disputed period will not be disqualified. Finally, while the property is budgeted to operate at a $10,000 deficit during 1997, the first mortgage loan is currently being paid one month in arrears. The Partnership's investment in Dynes Village was approximately $630,000 at December 31, 1996.

     Blue Lake

     Pursuant to the terms of a loan workout, dated March 25, 1995 (the "Workout"), NTCP is required to contribute an additional $541,300 to the local partnership over a ten year period. In exchange, the debt service on the property is payable out of net cash flow. During 1996 and 1995, approximately $49,000 and $100,000, respectively, was paid by NTCP to the local partnership under the Workout (see Note 3). The Partnership's investment in Blue Lake at December 31, 1996 and 1995 was zero.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996


2.   INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

     Selected financial information from the combined financial statements of the Local Partnerships at December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996 is as follows:


                                 Balance Sheets

                                                                1996             1995
                                                             -----------       --------
                                                                     (in thousands)
          Land and buildings, net                            $ 105,915         $ 123,259
                                                             =========         =========

          Total assets                                       $ 112,540         $ 129,627
                                                             =========         =========

          Mortgages payable secured by real property         $  88,936         $  89,828
                                                             =========         =========

          Total liabilities                                  $ 106,966         $ 109,031
                                                             =========         =========

          Equity of National Tax Credit Partners, L.P.       $     651         $  15,984
                                                             =========         =========

          Equity of other partners                           $   4,924         $   4,611
                                                             =========         =========

                            Statements of Operations

                                                        1996            1995            1994
                                                      --------        --------        --------
                                                                  (in thousands)
          Total revenues                              $ 17,624        $ 17,015        $ 16,638
                                                      ========        ========        ========

          Interest expense                            $  7,608        $  8,173        $  8,623
                                                      ========        ========        ========

          Depreciation                                $  4,371        $  4,546        $  4,790
                                                      ========        ========        ========

          Total expenses                              $ 33,530        $ 21,750        $ 21,471
                                                      ========        ========        ========

          Net loss                                    $(15,906)       $ (4,735)       $ (4,833)
                                                      ========        ========        ========

          Net loss allocable to the Partnership       $(15,436)       $ (4,584)       $ (4,725)
                                                      ========        ========        ========

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996


2.   INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

     An affiliate of the General Partner is the Local Operating General Partner in sixteen of the Local Partnerships included above, and another affiliate receives property management fees of approximately 5 percent of gross revenues from two of these Local Partnerships. The following sets forth the significant combined data for the Local Partnerships in which an affiliate of the General Partner was the Local Operating General Partner, reflected in the accompanying financial statements using the equity method of accounting:

                                                      1996            1995           1994
                                                    --------        --------        -------
                                                                 (in thousands)
          Total assets                              $ 50,550        $ 65,142
                                                    ========        =======

          Total liabilities                         $ 47,939        $ 49,868
                                                    ========        =======

          Equity (Deficiency) of National Tax
             Credit Partners, L.P.                  $   (986)       $ 12,300
                                                    ========        =======

          Equity of other partners                  $  3,597        $  2,975
                                                    ========        =======

          Total revenue                             $  7,475        $  7,275        $ 7,034
                                                    ========        ========        =======

          Net loss                                  $ (8,140)       $ (2,932)       $(2,591)
                                                    ========        ========        =======

3.   CAPITAL CONTRIBUTIONS PAYABLE

     Capital contributions payable represents $70,000 due annually, until paid in full, for the investment in the Blue Lake Local Partnership. The capital contributions payable are unsecured and non-interest bearing.

4.   RELATED-PARTY TRANSACTIONS

     Under the terms of the Restated Certificate and Agreement of the Limited Partnership, the Partnership is obligated to the General Partner and the Special Limited Partner for the following fees:

     (a) An annual Partnership management fee in an annual amount equal to 0.5% of invested assets (as defined in the partnership agreement) is payable to the General Partner and Special Limited Partner. Partnership management fees expensed were $692,956, $692,955 and $694,095 for 1996, 1995 and 1994, respectively. At December 31, 1996 and 1995, $3,996,221 and $3,266,521, respectively, was due the General Partner and Special Limited Partner.

     (b) A property disposition fee is payable to the General Partner in an amount equal to the lesser of (i) one-half of the competitive real estate commission that would have been charged by unaffiliated third parties providing comparable services in the area where the apartment complex is located, or (ii) 3% of the sales price received in connection with the sale or disposition of the apartment complex or local partnership interest, but in no event will the property disposition fee and all amounts payable to unaffiliated real estate brokers in connection with any such sale exceed in the aggregate, the lesser of the competitive rate (as

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996


4.   RELATED-PARTY TRANSACTIONS (CONTINUED)

           described above) or 6% of such sale price. Receipt of the property disposition fee will be subordinated to the distribution of sale or refinancing proceeds by the Partnership until the limited partners have received distributions from sale or refinancing proceeds in an aggregate amount equal to (i) their 10% priority return for any year not theretofore satisfied (as defined in the partnership agreement) and (ii) an amount equal to the aggregate adjusted investment (as defined in the partnership agreement) of the limited partners. No disposition fees have been paid.

     (c) The Partnership reimburses certain expenses to the General Partner. The reimbursement due to the General Partner was $36,744, $35,079 and $33,804 during 1996, 1995 and 1994, respectively, and included in general and administrative expenses.

     NTC is the Local Operating General Partner in sixteen of the Partnership's 31 Local Partnerships. In addition, NTC is either a special limited partner or a non-managing, administrative general partner in each Local Partnership.

     An affiliate of the General Partner is responsible for the on-site property management for two Local Partnerships (Note 2). The Local Partnerships paid the affiliate property management fees of $65,049, $68,800 and $61,000 in 1996, 1995 and 1994, respectively.

5.   INCOME TAXES

     No provision has been made for income taxes in the accompanying financial statements since such taxes, if any, are the liability of the individual partners. The major differences in tax and financial statement losses result from the use of different bases and depreciation methods for the properties held by the Local Partnerships. Additional differences in tax and financial losses arises when financial statement losses are not recognized after the investment balance has been reduced to zero or to a negative amount equal to further capital contributions required.

6.   CONTINGENCIES

     The General Partner of the Partnership is a plaintiff in various lawsuits and has also been named as a defendant in other lawsuits arising from transactions in the ordinary course of business. In addition, the Partnership is involved in several suits. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership (Note 2).

7.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996


8.   FOURTH-QUARTER ADJUSTMENT

     The Partnership's policy is to record its equity in the loss of limited partnerships on a quarterly basis using estimated financial information furnished by the various local operating general partners. The equity in loss reflected in the accompanying annual financial statements is based primarily upon audited financial statements of the investee limited partnerships. The increase, in equity in loss of approximately $177,400, between the estimated nine-month equity in loss and the actual 1996 year end equity in loss has been recorded in the fourth quarter.

                        NATIONAL TAX CREDIT PARTNERS, L.P.             SCHEDULE
                    INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                          YEAR ENDED DECEMBER 31, 1996

----------------------------------------------------------------------------------------------------------------------------------
                                                                                             AMORTIZATION
                         BALANCE                    CAPITALIZED                  EQUITY          OF          BALANCE      CAPITAL
  LIMITED               JANUARY 1,     CAPITAL      ACQUISITION     CASH         INCOME      CAPITALIZED     DEC. 31,  CONTRIBUTIONS
PARTNERSHIPS               1996      CONTRIBUTIONS     COSTS     DISTRIBUTIONS   (LOSS)       ACQ. COSTS       1996       PAYABLE
------------          -------------  -------------  -----------  ------------- -----------   ------------  ----------  -------------

Apple Tree            $    182,313   $              $              $  (1,900)   $    (5,347)  $   (1,418)  $   173,648  $
Blue Lake                        0                                                        0            0             0      392,300
ComFed                           0                                                        0            0             0
Concept I & II             250,778                                                 (104,178)      (6,318)      140,282
Countryview Columbus     2,215,062      104,187                                     (75,811)     (13,007)    2,230,431
Dickens                    266,437                                                 (145,751)      (3,248)      117,438
Dynes Village              756,218                                                 (113,158)     (12,632)      630,428
Genoa Plaza                173,424                                                  (20,101)        (529)      152,794
Glenark                          0       34,200                                     (34,200)           0             0
Grand Meadows            1,085,626                                                  (85,209)      (3,812)      996,605
Grinnell Park              127,321                                                   (7,285)        (215)      119,821
Hickory Green              528,049         (369)                                    (90,304)      (5,279)      432,097
Holden Village           1,084,955       43,911                                    (176,434)      (7,597)      944,835
Kimberly Court             219,210                                    (1,724)       (42,484)      (1,663)      173,339
The Meadows                      0      (28,880)                                     28,880            0             0
Mountain View I          1,146,496                                                  (80,759)      (7,990)    1,057,747
Mountain View II         1,531,416                                                 (105,715)      (7,991)    1,417,710
Newbury Place            2,572,173       18,254                                    (144,018)     (14,698)    2,431,711
North Liberty Park          56,746                                                  (21,561)        (917)       34,268
Paris Hotel                354,293                                    (4,000)       (16,870)      (2,834)      330,589
Rolling Hills            1,185,549                                   (49,445)      (349,358)      (8,800)      777,946
Rose City                  585,697                                   (23,333)        45,655       (3,941)      604,078
Summit I                   607,899       17,950                                    (617,772)      (8,077)            0
Summit II                1,055,009                                               (1,047,145)      (7,864)            0
Summit III                 632,737                                                 (624,958)      (7,779)            0
Torres de Plata I          257,288                                    (6,450)      (108,332)        (832)      141,674
Terrace Gardens          2,117,731                                                 (128,626)     (13,253)    1,975,852
Ticino                     655,731       34,563                                     (97,285)      (5,006)      588,003
Tyrone Elderly             924,479                                                   39,775       (5,188)      959,066
Victorian Park                   0                                                        0            0             0
Vinton Park School       1,351,186                                                  (54,747)      (5,403)    1,291,036
                      -------------  ----------     -----------    ---------    -----------    ---------   -----------   ----------

                      $ 21,923,823   $  223,816     $         0    $ (86,852)   $(4,183,098)   $(156,291)  $17,721,398   $  392,300
                      ============   ==========     ===========    =========    ===========    =========   ===========   ==========


                          NATIONAL TAX CREDIT PARTNERS                  SCHEDULE
                    INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1996,1995, AND 1994

                          YEAR ENDED DECEMBER 31, 1995

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                              AMORTIZATION
                        BALANCE                     CAPITALIZED                       EQUITY        OF       BALANCE     CAPITAL
LIMITED                 JANUARY 1,      CAPITAL      ACQUISITION       CASH           INCOME   CAPITALIZED   DEC. 31,  CONTRIBUTIONS
PARTNERSHIPS              1995      CONTRIBUTIONS      COSTS      DISTRIBUTIONS       (LOSS)    ACQ. COSTS     1995      PAYABLE
------------          ------------  -------------   ----------    --------------    ---------- ------------  --------  ------------

Apple Tree            $    193,325  $               $             $   (1,900)       $   (7,694)  $  (1,418) $   182,313  $
Blue Lake                        0        556,300                                     (556,300)                       0    441,300
Cigar Factory               14,781                                                           0     (14,781)           0
ComFed                     183,875       (265,000)                                      87,000      (5,875)           0
Concept I & II             299,542           (747)                                     (41,699)     (6,318)     250,778
Countryview Columbus     2,519,287       (113,629)                                    (177,589)    (13,007)   2,215,062
Dickens                    376,032                                                    (106,347)     (3,248)     266,437
Dynes Village              759,523         10,794                                       (1,467)    (12,632)     756,218
Genoa Plaza                206,561                                                     (32,608)       (529)     173,424
Glenark                          0        140,937                                     (140,937)          0            0
Grand Meadows            1,200,010                                                    (110,572)     (3,812)   1,085,626
Grinnell Park              135,807                                                      (8,271)       (215)     127,321
Hickory Green              633,802        (44,130)                                     (56,344)     (5,279)     528,049
Holden Village           1,172,070         44,369                                     (123,887)     (7,597)   1,084,955
Kimberly Court             235,814                                    (1,724)          (13,217)     (1,663)     219,210
The Meadows              1,389,894        (17,470)                                  (1,362,806)     (9,618)           0
Mountain View I          1,272,704                                                    (110,924)    (15,284)   1,146,496
Mountain View II         1,664,259                                                    (132,146)       (697)   1,531,416
Newbury Place            2,848,257       (107,172)                                    (154,214)    (14,698)   2,572,173
North Liberty Park          74,162                                                     (16,499)       (917)      56,746
Paris Hotel                377,332                                    (4,000)          (16,205)     (2,834)     354,293
Rolling Hills            1,546,696                                   (50,000)         (302,347)     (8,800)   1,185,549
Rose City                  956,200       (380,000)                   (40,000)           53,438      (3,941)     585,697
Summit I                 1,137,112         29,652        2,721                        (553,555)     (8,031)     607,899
Summit II                1,156,577                                                     (93,704)     (7,864)   1,055,009
Summit III               1,052,290                          24                        (411,798)     (7,779)     632,737
Torres de Plata I          362,643                                    (6,550)          (97,973)       (832)     257,288
Terrace Gardens          2,323,555                                                    (192,571)    (13,253)   2,117,731
Ticino                     709,720         33,347                                      (82,330)     (5,006)     655,731
Tyrone Elderly             925,779                                   (16,533)           20,421      (5,188)     924,479
Victorian Park                   0                                                           0           0            0
Vinton Park School       1,414,460                                                     (57,871)     (5,403)   1,351,186
                       -----------  --------------  ----------    -----------   ---------------  ---------  -----------  ----------

                      $ 27,142,069  $    (112,749)  $    2,745    $ (120,707)   $   (4,801,016)  $(186,519) $21,983,823  $  441,300
                       ===========  ==============  ==========    ===========   ===============  =========  ===========  ==========

                           NATIONAL TAX CREDIT PARTNERS                SCHEDULE
                    INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1996,1995, AND 1994

                          YEAR ENDED DECEMBER 31, 1994

-----------------------------------------------------------------------------------------------------------------------------------
                   BALANCE                    CAPITALIZED                    EQUITY     AMORTIZATION      BALANCE       CAPITAL
LIMITED           JANUARY 1,    CAPITAL       ACQUISITION      CASH          INCOME    OF CAPITALIZED   DECEMBER 31,  CONTRIBUTIONS
PARTNERSHIPS        1994      CONTRIBUTIONS       COSTS     DISTRIBUTIONS    (LOSS)     ACQ. COSTS          1994         PAYABLE
------------    ------------  -------------   -----------   -------------   ---------  --------------   ------------  ------------
Apple Tree       $   210,829    $       0       $       0     $ (1,900)    $ (14,187)   $   (1,417)     $   193,325      $ 0
Blue Lake                  0                                                       0
Cigar Factory         47,556                                                 (28,348)       (4,427)          14,781
ComFed               353,642                        1,198                   (165,111)       (5,854)         183,875
Concept I & II       325,936       51,776           3,902                    (75,819)       (6,253)         299,542
Countryview
 Columbus          2,704,983     (140,700)         15,493                    (47,740)      (12,749)       2,519,287
Dickens              470,459                          319                    (91,503)       (3,243)         376,032
Dynes Village        371,224      237,696           3,411                    159,766       (12,574)         759,523
Genoa Plaza          238,038                                                 (30,949)         (528)         206,561
Glenark                    0       36,420          27,139                    (63,559)            0
Grand Meadows      1,309,658                          141                   (105,979)       (3,810)       1,200,010
Grinnell Park        153,132                                                 (17,110)         (215)         135,807
Hickory Green        722,347      (63,250)         15,605       (3,445)      (32,436)       (5,019)         633,802
Holden Village     1,279,397       24,735                                   (124,465)       (7,597)       1,172,070
Kimberly Court       254,238                                    (1,483)      (15,277)       (1,664)         235,814
The Meadows        1,495,535       89,896          20,494                   (206,755)       (9,276)       1,389,894
Mountain
 View I            1,370,945        3,360              17                    (93,628)       (7,990)       1,272,704
Mountain
 View II           1,772,789        2,640              16                   (103,197)       (7,989)       1,664,259
Newbury Place      2,892,554      (83,848)         15,961                     38,022       (14,432)       2,848,257
North Liberty
 Park                 89,565                          254                    (14,744)         (913)          74,162
Paris Hotel          405,858                                                 (25,691)       (2,835)         377,332
Rolling Hills      1,856,425                          320      (49,445)     (251,810)       (8,794)       1,546,696
Rose City            971,468                      (17,068)     (13,333)       19,358        (4,225)         956,200
Summit I           1,262,584       (1,470)         46,683                   (163,528)       (7,157)       1,137,112
Summit II          1,164,008                       44,240                    (44,544)       (7,127)       1,156,577
Summit III         1,179,258                       43,612                   (163,528)       (7,052)       1,052,290
Torres de
 Plata I             476,478                                   (12,800)     (100,202)         (833)         362,643
Terrace Gardens    2,396,613                        5,329                    (65,223)      (13,164)       2,323,555
Ticino               757,021       70,420                                   (112,715)       (5,006)         709,720
Tyrone Elderly       903,182                        6,641      (16,483)       37,517        (5,078)         925,779
Victorian Park            (2)                       1,934                     (1,932)            0                0
Vinton Park
 School            1,706,247                        5,317                   (291,790)       (5,314)       1,414,460
                 -----------    ---------       ---------    ---------   -----------    ----------      -----------    ---

                 $29,141,967    $ 227,675       $ 240,958    $ (98,889)  $(2,197,107)   $ (172,535)     $27,142,069    $ 0
                 ===========    =========       =========    =========   ===========    ==========      ===========    ===

                                                                        SCHEDULE
                                                                     (Continued)

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                    INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



NOTES:            1.   Equity in losses represents the Partnership's allocable
                       share of the net loss from the Local Partnerships for the year. Equity in losses of the Local Partnerships will be recognized until the investment balance is reduced to zero or a negative balance equal to further commitments by the Partnership.

                  2. Cash distributions from the Local Partnerships are treated as a return of the investment and reduce the investment balance until such time as the investment is reduced to zero or a negative balance equal to further commitments by the Partnership. Distributions subsequently received will be recognized as income.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                 OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS    SCHEDULE III
                          IN WHICH NTCP HAS INVESTMENTS
                                DECEMBER 31, 1996



                                                                                       BUILDINGS,
                                                                                      FURNISHINGS
                                                                                      & EQUIPMENT      TOTAL LAND
                                           NUMBER      OUTSTANDING                   AMOUNT CARRIED   AND BUILDINGS
                                             OF          MORTGAGE                     AT CLOSE OF     FURNISHINGS &   ACCUMULATED
PARTNERSHIP/LOCATION                        UNITS         LOAN            LAND          PERIOD          EQUIPMENT     DEPRECIATION
--------------------                       ------     -----------     -----------    --------------   -------------   ------------
Apple Tree Associates                        24       $   894,771     $    74,000     $  1,168,270      $  1,242,270    $   216,881
  Brigham City, UT
Art Museum - Summit I (Wallace)              17         1,595,160               0                0                 0              0
  Philadelphia, PA
Art Museum - Summit II (Bergdoll)             9            66,824               0                0                 0              0
  Philadelphia, PA
Art Museum - Summit III (Chandler)           25         2,391,333               0                0                 0              0
  Philadelphia, PA
Blue Lake                                   106         4,750,000         335,000        1,865,000         2,200,000      1,167,471
  Miami, FL
ComFed Qualified Housing Limited            116         2,223,257         385,467        4,160,750         4,546,217      1,259,002
  Partnership III
  Omaha, NE
Concept I & II Limited Partnerships          40         1,570,373         131,600        2,440,871         2,572,471        560,175
  Cleveland, OH
Countryview Columbus Limited                152         4,169,113         320,000        7,238,493         7,558,493      1,221,065
  Columbus, OH
Dickens Associates II                        34         1,279,178         105,000        2,294,724         2,399,724        409,785
  Chicago, IL
Dynes Village Associates Limited             42           770,026          65,000        2,576,987         2,641,987        555,200
  Cleveland, OH
Genoa Plaza Limited Partnership              48         1,334,020          98,024        1,653,915         1,751,939        319,595
  Genoa City, WI
Glenark Associates Limited                   67         3,911,140          45,525        7,047,086         7,092,611      1,233,315
  Woonsocket, RI
Grand Meadows II Limited                     64         1,932,850         112,000        3,447,520         3,559,520        602,231
  Grand Blanc, MI
Grinnell Park Limited                        24           610,567          48,400          777,175           825,575        149,685
  Grinnell, PA
Hickory Green Limited Partnership            59         1,484,174         215,000        2,688,685         2,903,685        644,232
  Westland, MI
Holden Village Limited Partnership           96         2,475,867         280,000        4,179,848         4,459,848      1,143,920
  West Seattle, WA
Kimberly Court                               24         1,486,909         233,900        1,709,801         1,943,701        329,760
  Seward, AK
The Meadows Limited Partnership             114         2,100,000         356,300        2,554,226         2,910,526        845,611
  Ypsilanti, MI
Mountain View Limited  I                    120         2,773,270         685,819        4,181,840         4,867,659        798,095
  Lawrence, MA
Mountain View Limited  II                   159         3,969,874         866,212        5,191,215         6,057,427        968,843
  Lawrence, MA
Newbury Limited Partnership                 164         3,807,214         739,882        8,019,349         8,759,231      1,380,235
  Oak Creek, WI
North Liberty Park Limited                   24           605,430          47,811          725,512           773,323        161,400
  North Liberty, IA
Paris Hotel Limited Partnership              17           886,732         179,160        1,673,902         1,853,062        296,566
  Denver, CO
Rolling Hills Apts. Limited                 232         5,234,609         800,000       11,401,837        12,201,837      2,160,020
  Pottsgrove Township, PA
Rose City                                   264         6,325,000         463,955        9,303,473         9,767,428      2,103,445
  Portland, OR
Terrace Gardens Limited Partnership         150         5,274,480       1,522,369        8,058,237         9,580,606      2,308,907
  Lemon Grove, CA
Ticino Apts. Limited Partnership             45         1,373,849         101,066        2,231,036         2,332,102        399,368
  Seattle, WA
Torres de Plata I                            72         3,030,794         161,280        3,720,726         3,882,006        771,140
  Toa Alta, PR
Tyrone Elderly Limited Partnership          100         3,345,714         100,000        4,584,811         4,684,811        852,895
  Tyrone, PA
Victorian Park                              336        16,537,820       1,737,727       17,517,369        19,255,096      6,229,049
    Streamwood, IL
Vinton/Park School Apts. Limited             44           725,956         145,500        2,612,865         2,758,365        379,009
  Omaha, NE
                                          -----       -----------     -----------     ------------      ------------    -----------
TOTAL                                     2,788       $88,936,305     $10,355,997     $125,025,523      $135,381,520    $29,466,900
                                          =====       ===========     ===========     ============      ============    ===========


                                                                    SCHEDULE III
                                                                     (Continued)


                           NATIONAL TAX CREDIT PARTNERS, L.P.
                  REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                               HELD BY LOCAL PARTNERSHIPS
                              IN WHICH NTCP HAS INVESTMENTS
                                    DECEMBER 31, 1996

NOTES:              1.   Each Local Partnership has developed and now owns and
                         operates an Apartment Complex. Substantially all project costs, including construction period interest expense, were capitalized by the Local Partnerships.

                    2. Depreciation is provided for by various methods over the estimated useful lives of the Apartment Complexes. The estimated composite useful lives of the buildings are generally from 25 to 40 years.

                    3.   Investments in property and equipment:

                                                                        Buildings,
                                                                        Furnishings,
                                                    Land                  Equipment                 Total
                                                -------------           -------------           -------------
Balance, January 1, 1994                        $  10,504,308           $ 141,051,827           $ 151,556,135

Net additions during the year                           7,000                 279,647                 286,647
                                                -------------           -------------           -------------

Balance, December 31, 1994                         10,511,308             141,331,474             151,842,782

Net dispositions during the year                     (106,961)             (2,579,242)             (2,686,203)
                                                -------------           -------------           -------------

Balance, December 31, 1995                         10,404,347             138,752,232             149,156,579

Net additions during the year                         (48,350)            (13,726,709)            (13,775,059)
                                                -------------           -------------           -------------

Balance, December 31, 1996                        $10,355,997           $ 125,025,523           $ 135,381,520
                                                =============           =============           =============

                                                                    SCHEDULE III
                                                                       Continued

                       NATIONAL TAX CREDIT PARTNERS, L.P.
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                           HELD BY LOCAL PARTNERSHIPS
                          IN WHICH NTCP HAS INVESTMENTS
                                DECEMBER 31, 1996

                                  Buildings, Furnishings
Accumulated Depreciation:             And Equipment
------------------------               -----------
Balance, January 1, 1994               $17,698,778

Net additions during the year            4,660,315
                                       -----------
Balance, December 31, 1994              22,359,093

Net additions during the year            3,538,116
                                       -----------
Balance, December 31, 1995              25,897,209

Net additions during the year            3,569,691
                                       -----------
Balance, December 31, 1996             $29,466,900
                                       ===========

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

NATIONAL TAX CREDIT PARTNERS, L.P. (the "Partnership") has no directors or executive officers of its own.

National Partnership Investments Corp. ("NAPICO" or the "Managing General Partner") is a wholly-owned subsidiary of Casden Investment Corporation, an affiliate of The Casden Company. The following biographical information is presented for the directors and executive officers of NAPICO with principal responsibility for the Partnership's affairs.

CHARLES H. BOXENBAUM, 67, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

Mr. Boxenbaum has been associated with NAPICO since its inception. He has been active in the real estate industry since 1960, and prior to joining NAPICO was a real estate broker with the Beverly Hills firm of Carl Rhodes Company.

Mr. Boxenbaum has been a guest lecturer at national and state realty conventions, certified properties exchanger's seminars, Los Angeles Town Hall, National Association of Home Builders, International Council of Shopping Centers, Society of Conventional Appraisers, California Real Estate Association, National Institute of Real Estate Brokers, Appraisal Institute, various mortgage banking seminars, and the North American Property Forum held in London, England. In 1963, he was the winner of the Snyder Award, the highest annual award offered by the National Association of Real Estate Boards for Best Exchange. He is one of the founders and a past director of the First Los Angeles Bank, organized in November 1974. Mr. Boxenbaum was a member of the Board of Directors of the National Housing Council. Mr. Boxenbaum received his Bachelor of Arts degree from the University of Chicago.

BRUCE E. NELSON, 45, President and a director of NAPICO.

Mr. Nelson joined NAPICO in 1980 and became President in February 1989. He is responsible for the operations of all NAPICO sponsored limited partnerships. Prior to that he was primarily responsible for the securities aspects of the publicly offered real estate investment programs. Mr. Nelson is also involved in the identification, analysis, and negotiation of real estate investments.

From February 1979 to October 1980, Mr. Nelson held the position of Associate General Counsel at Western Consulting Group, Inc., private residential and commercial real estate syndicators. Prior to that time, Mr. Nelson was engaged in the private practice of law in Los Angeles. Mr. Nelson received his Bachelor of Arts degree from the University of Wisconsin and is a graduate of the University of Colorado School of Law. He is a member of the State Bar of California and is a licensed real estate broker in California and Texas.

ALAN I. CASDEN, 51, Chairman of The Casden Company, an affiliate of Casden Properties (formerly CoastFed Properties), a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

Mr. Casden is Chairman of the Board, Chief Executive Officer and sole shareholder of The Casden Company and Casden Investment Company. Prior to that, he was the President and chairman of Mayer Group, Inc., which he joined in 1975. He is also chairman of Mayer Management, Inc., a real estate management firm. Mr. Casden has been involved in approximately $3 billion of real estate financings and sales and has been responsible for the development and construction of more than 12,000 apartment units and 5,000 single-family homes and condominiums.

Mr. Casden is a member of the American Institute of Certified Public Accountants and of the California Society of Certified Public Accountants. Mr. Casden is a member of the advisory board of the National Multi-Family Housing Conference, the Multi-Family Housing Council, and the President's Council of the California Building Industry Association. He also serves on the advisory board to the School of Accounting of the University of Southern California. He holds a Bachelor of Science degree and a Masters in Business Administration degree from the University of Southern California.

HENRY C. CASDEN, 53, President, Chief Operating Officer and Secretary of The Casden Company and a director and secretary of NAPICO.

Mr. Casden has been President and Chief Operating Officer of The Casden Company, as well as a director of NAPICO since February 1988. He became secretary of both companies in late 1994. From 1982 to 1988, Mr. Casden was of counsel and a partner in the Los Angeles law firm of Troy, Casden & Gould. From 1978 to 1981, he was of counsel and a partner in the Los Angeles law firm of Loeb & Loeb. From 1972 to 1978, Mr. Casden was a member of the Beverly Hills law firm of Fink & Casden, Professional Corporation.

Mr. Casden received his Bachelor of Arts degree from the University of California at Los Angeles, and is a graduate of the University of San Diego Law School. Mr. Casden is a member of the State Bar of California and has numerous professional affiliations.

BRIAN D. GOLDBERG, 33, Chief Financial Officer of The Casden Company and a director of NAPICO.

Mr. Goldberg joined The Casden Company in 1990 as Vice President of Finance and became Chief Financial Officer in March 1991. Prior to joining The Casden Company, Mr. Goldberg was with Arthur Andersen & Co., an international public accounting firm, from August 1985 until July 1990 in their Los Angeles office. He received his bachelor of science degree in Accounting from the University of Denver. Mr. Goldberg is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

SHAWN HORWITZ, 37, Executive Vice President and Chief Financial Officer.

Mr. Horwitz joined NAPICO in 1990 and is responsible for the financial affairs of NAPICO and the limited partnerships sponsored by NAPICO. Prior to joining NAPICO, Mr. Horwitz was President for approximately one year of Star Sub Shops, Inc. a corporation engaged in the business of selling fast food franchises, was an audit manager in the real estate industry group for Altschuler, Melvoin & Glasser for six years, and was an auditor with Arthur Young & Co. for three years.

Mr. Horwitz received his Bachelor of Commerce degree in accounting from Rhodes University in South Africa and is a member of the Illinois Society of Certified Public Accountants, the American Institute of Certified Public Accountants and the South African Institute of Chartered Accountants.

BOB SCHAFER, 55, Vice President and Corporate Controller.

Mr. Schafer joined NAPICO in 1984 and is the Corporate Controller responsible for the financial reporting function of the Company. Prior to this, he was a Group and Division Controller at Bergen Brunswig for over eight years, Controller at a Flintkote subsidiary for over four years, and Assistant Controller at an electronics subsidiary of General Electric for two years.

Mr. Schafer is a member of the California Society of Certified Public Accountants. He holds a Bachelor of Science degree in accounting from Woodbury University, Los Angeles.

PATRICIA W. TOY, 67, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 36, Executive Vice President, General Counsel and Assistant Secretary.

Mr. Walther joined NAPICO in 1987 and is responsible for the legal affairs of the NAPICO sponsored limited partnerships. Prior to joining NAPICO, Mr. Walther worked in the San Francisco law firm of Browne and Kahn which specialized in construction litigation. Mr. Walther received his Bachelor of Arts Degree in Political Science from the University of California, Santa Barbara and is a graduate of the University of California, Davis, School of Law. He is a member of the State Bar of Hawaii.

ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS:

National Tax Credit Partners, L.P. has no officers, employees, or directors. However, under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to the General Partner and Special Limited Partner for the following fees:

(a) An annual partnership management fee in an amount equal to 0.5% of invested assets (as defined) is payable to the General Partner and Special Limited Partner. For the years ended December 31, 1996, 1995 and 1994, $692,956, $692,955 and 694,095, respectively, has been incurred.

(b) A property disposition fee is payable to the General Partner in an amount equal to the lesser of (i) one- half of the competitive real estate commission that would have been charged by unaffiliated third parties providing comparable services in the area where the Apartment Complex is located, or (ii) 3% of the sale price received in connection with the sale or disposition of the Apartment Complex or Local Partnership Interest, but in no event will the Property Disposition Fee and all amounts payable to unaffiliated real estate brokers in connection with any such sale exceed in the aggregate the lesser of the competitive rate (as described above) or 6% of such sale price. Receipt of the Property Disposition Fee will be subordinated to the distribution of Sale or Refinancing Proceeds by the Partnership until the Limited Partners have received distributions of Sale or Refinancing Proceeds in an aggregate amount equal to (i) their 10% Priority Return for any year not theretofore satisfied and (ii) an amount equal to the aggregate adjusted investment (as defined) of the limited partners. No disposition fees have been paid.

(c) The Partnership reimburses certain expenses to the General Partner. For the years ended December 31, 1996, 1995 and 1994, $36,744, $35,079 and $33,804,
     respectively, has been paid.

(d) An affiliate of the General Partner is responsible for the on-site property management for two Local Partnerships. The Local Partnerships paid the affiliate property management fees of $65,049, $68,800, $61,000 in 1996, 1995 and 1994, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

(a)  Security Ownership of Certain Beneficial Owners

The General Partner owns all of the outstanding general partnership interests of NTCP; no person is known to own beneficially in excess of 5% of the outstanding Limited Partnership Interests.

(b) None of the officers or directors of the General Partner own directly or beneficially any Limited Partnership Interests in NTCP.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Partnership has no officers, directors, or employees of its own. All of its affairs are managed by the General Partner, National Partnership Investments Corp. , and the Special Limited Partner, PaineWebber T.C., Inc. The transactions with the Special Limited Partner are primarily in the form of fees paid by the Partnership to the General Partner for services rendered to the Partnership, as discussed in Item 11 and in the notes to the accompanying financial statements.

ITEM 14. FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K:

REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS.

FINANCIAL STATEMENTS

Report of Independent Public Accountants.

Balance Sheets as of December 31, 1996 and 1995.

Statements of Operations for the years ended December 31, 1996, 1995 and 1994.

Statements of Partners' Equity (Deficiency) for the years ended December 31, 1996, 1995 and 1994.

Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

Notes to Financial Statements.

FINANCIAL STATEMENT SCHEDULES APPLICABLE TO NATIONAL TAX CREDIT PARTNERS, L.P. AND THE LIMITED PARTNERSHIPS IN WHICH NATIONAL TAX CREDIT PARTNERS, L.P. HAS INVESTMENTS

Schedule - Investments in Local Limited Partnerships, December 31, 1996, 1995 and 1994.

Schedule III - Real Estate and Accumulated Depreciation, December 31, 1996.

The remaining schedules are omitted because any required information is included in the financial statements and notes thereto, or they are not applicable, or not required.

EXHIBITS

(3) Articles of incorporation and bylaws: The registrant is not incorporated. The Partnership Agreement was filed with Form S-11 Registration #33-27658 incorporated herein by reference.

(10) Material contracts: The registrant is not party to any material contracts, other than the Restated Certificate and Agreement of Limited Partnership dated March 7, 1989 previously filed and which is hereby incorporated by reference.

(13) Annual report to security holders:  Pages ___ to ___.

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the year ended December 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Los Angeles, State of California.


NATIONAL TAX CREDIT PARTNERS, L.P.

By:      NATIONAL PARTNERSHIP INVESTMENTS CORP.
         The General Partner


_____________________________________
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer


_____________________________________
Bruce E. Nelson
Director and President


_____________________________________
Alan I. Casden
Director


_____________________________________
Henry C. Casden
Director


_____________________________________
Brian D. Goldberg
Director


_____________________________________
Shawn D. Horwitz
Executive Vice President and
Chief Financial Officer


_____________________________________
Bob E. Schafer
Senior Vice President and Corporate Controller