Form 10-Q
period 1997-03-31
NATIONAL TAX CREDIT PARTNERS L P
filed 1997-05-20
CIK 847415

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549


                                     FORM 10-Q


            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                   For the Quarterly Period Ended MARCH 31, 1997

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


                             Yes  [X]     No [ ]

                        NATIONAL TAX CREDIT PARTNERS, L.P.
                        (A CALIFORNIA LIMITED PARTNERSHIP)

                                INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED MARCH 31, 1997




PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements and Notes to Financial Statements

            Balance Sheets, March 31, 1997 and  1996.......................1

            Statements of Operations
                 Three Months Ended March 31, 1997 and 1996................2

            Statement of Partners' Equity (Deficiency)
                 Three Months Ended March 31, 1997.........................3

            Statements of Cash Flows
                 Three Months Ended March 31, 1997 and 1996................4

            Notes to Financial Statements .................................5

      Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations ......................13


PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings..........................................18

      Item 6.  Exhibits and Reports on Form 8-K...........................19

      Signatures . . . . . . . . . . . . . . .............................20

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996


                                     ASSETS
                                                                          1997            1996
                                                                       (Unaudited)      (Audited)
                                                                       -----------     -----------
INVESTMENTS IN LIMITED PARTNERSHIPS
    (Notes 1 and 2)                                                    $17,185,754     $17,721,398

CASH AND CASH EQUIVALENTS (Note 1)                                         158,672         149,927

RESTRICTED CASH (Note 3)                                                    75,000          75,000

                                                                       -----------     -----------
          TOTAL ASSETS                                                 $17,419,426     $17,946,325
                                                                       ===========     ===========


                                  LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accrued fees and expenses due to partners (Notes 5 and 7)         $ 4,215,636     $ 3,996,221
      Capital contributions payable (Note 4)                               392,299         392,300
     Accounts payable and accrued expenses                                 266,701         270,354
                                                                       -----------     -----------
                                                                         4,874,636       4,658,875


COMMITMENTS AND CONTINGENCIES (Notes 5 and 6)


PARTNERS' EQUITY                                                        12,544,790      13,287,450
                                                                       -----------     -----------

           TOTAL LIABILITIES AND PARTNERS' EQUITY                      $17,419,426     $17,946,325
                                                                       ===========     ===========










   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (Unaudited)



                                                1997              1996
                                             -----------      -----------
INTEREST INCOME                              $     3,537      $     6,581
                                             -----------      -----------

OPERATING EXPENSES:
     Management fees - partners (Note 5)         173,239          173,239
     Legal and accounting                         32,153           56,470
     General and administrative (Note 5)          53,519           34,261
                                             -----------      -----------

          Total operating expenses               258,911          263,970
                                             -----------      -----------

LOSS FROM PARTNERSHIP OPERATIONS                (255,374)        (257,389)

DISTRIBUTIONS FROM LIMITED
     PARTNERSHIPS RECOGNIZED AS
     INCOME (Note 2)                              16,714              -

EQUITY IN LOSS OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ACQUISITION COSTS (Note 2)              (504,000)        (754,000)
                                             -----------      -----------

NET LOSS                                     $  (742,660)     $(1,011,389)
                                             ===========      ===========

NET LOSS PER LIMITED
     PARTNERSHIP INTEREST (Note 1)           $       (31)     $       (42)
                                             ===========      ===========



   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)
                        THREE MONTHS ENDED MARCH 31, 1997

                                   (Unaudited)


                                           Special
                                           Limited          General           Limited
                                           Partners         Partners          Partners            Total
                                         ------------     ------------      ------------      ------------
PARTNERSHIP INTERESTS,
       March 31, 1997                                                             23,899
                                                                            ============

PARTNERS' EQUITY (DEFICIENCY),
       January 1, 1997                   $      1,000     $   (385,949)     $ 13,672,399      $ 13,287,450

       Net loss for the three months
       ended March 31, 1997                       -             (7,427)         (735,233)         (742,660)
                                         ------------     ------------      ------------      ------------

PARTNERS' EQUITY (DEFICIENCY),
       March 31, 1997                    $      1,000     $   (393,376)     $ 12,937,166      $ 12,544,790
                                         ============     ============      ============      ============



   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (Unaudited)

                                                                             1997             1996
                                                                         -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net  loss                                                           $  (742,660)     $(1,011,389)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Equity in losses of limited partnerships
               and amortization of acquisition costs                         504,000          754,000
            Increase (decrease) in:
               Accrued fees and expenses due to partners                     219,415          182,065
               Accounts payable and accrued expenses                          (3,653)         (11,098)
                                                                         -----------      -----------

                  Net cash used in operating activities                      (22,898)         (86,422)
                                                                         -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in investee partnerships:
        Capital contributions                                                (97,659)         (66,001)
        Distributions recognized as a return of capital                      129,302           10,000
                                                                         -----------      -----------

                 Net cash provided by (used in) investing activities          31,643          (56,001)
                                                                         -----------      -----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                          8,745         (142,423)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               149,927          500,282
                                                                         -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $   158,672      $   357,859
                                                                         ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         GENERAL

         The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements. Accordingly, the financial statements included herein should be reviewed in conjunction with the audited financial statements and related notes thereto contained in the National Tax Credit Partners, L.P. (the "Partnership") annual report for the year ended December 31, 1996. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

         In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and the results of operations and changes in cash flows for the three months then ended.

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

                                 MARCH 31, 1997


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

         CASH AND CASH EQUIVALENTS

         The Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Partnership has its cash and cash equivalents on deposit primarily with one high credit quality financial institution. Such cash and cash equivalents are in excess of the FDIC insurance limit.

         INCOME TAXES

         No provision has been made for income taxes in the accompanying financial statements since such taxes, if any, are the liability of the individual partners.

         IMPAIRMENT OF LONG-LIVED ASSETS

         The Partnership adopted Statement of Financial Accounting Standards No. 121, Accounting for the Improvement of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of as of January 1, 1996 without a significant effect on its financial statements. The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

         The Partnership currently holds limited partnership interests in 31 local limited partnerships ("Local Partnerships"). As a limited partner of the Local Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the "Apartment Complexes"). The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1997

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

         At March 31, 1997, the Local Partnership's own residential projects consisted of 2,788 apartment units.

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

         The following is a summary of the investment in Local Partnerships as of March 31, 1997:

         Balance, beginning of period                               $17,721,398
         Capital contributions to limited partnerships                   97,659
         Equity in losses of limited partnerships                      (471,000)
         Amortization of capitalized acquisition costs                  (33,000)
         Distributions recognized as a return of capital               (129,303)
                                                                    -----------
         Balance, end of period                                     $17,185,754
                                                                    ===========

         Victorian Park

         Victorian Park Associates, which owns a 336-unit Apartment Complex located in Illinois, defaulted on its mortgage in July 1991 principally because the unaffiliated Local Operating General Partners failed to pay $800,000 of real property taxes required under their guarantees. On March 25, 1992, the Partnership commenced litigation against the Local Operating General Partners to enforce its rights. On November 13, 1992 the Partnership was advised that a Chapter 11 petition in bankruptcy was filed by the Local Operating General Partners on behalf of the Local Partnership and that the lender, Patrician Mortgage ("Patrician"), had accelerated its mortgage. On January 7, 1993, the Partnership obtained an order compelling the Local Operating General Partners to perform under their Guarantees, which order was reversed by the U.S. Court of Appeals for the Seventh Circuit. The Partnership has until June 1997 to reinstate this case. The Local

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1997

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

         Operating General Partners' Seventh Amended Plan of Reorganization (the "Plan") is now pending approval. Pursuant to the Plan, Patrician is required to reissue and/or reduce the principal on the first mortgage bonds and the Local Operating General Partners are required to (i) pay $1,000,000 cash to implement the Plan and (ii) pay an agreed upon monthly guarantee payment. No assurances can be given that the Plan will be successfully implemented. As of March 31, 1997 and December 31, 1996, the Partnership's carrying value of the investment in the Victorian Local Partnership (which represents approximately 5.7 percent of the Partnership's total equity initially invested in Local Partnerships) was zero.

         Summit I, II and III

         The general contractor for three related Local Partnerships, Summit I, Summit II and Summit III, initiated a lawsuit in December 1992 against the Local Partnerships and the Partnership seeking damages in the amount of approximately $600,000 allegedly due pursuant to the respective general contracts plus damages for alleged misrepresentations and punitive damages. The Partnership believes that the general contractor's claims are barred and/or subject to offset and it has filed responsive pleadings. The Partnership has not accrued any liability in the accompanying financial statements as of March 31, 1997. The lawsuit has been dormant for more than two years. Although occupancy levels at the three related Local Partnerships, Summit I, II, and III (Wallace, Bergdoll, and Chandler School located in Philadelphia) were stabilized at 94%, 100%, and 88%, respectively, the properties operated at deficits during 1996. The Summit I and III properties have approximately $150,000 in outstanding property taxes (a portion of which could result in liens on the properties), utility bills, and other trade payables. The local general partner is currently attempting to negotiate discounted payments and/or payment plans for these items which, if unsuccessful, could result in foreclosure proceedings on all three properties. NTCP has settled its litigation with the lender on Summit I and III. As part of the settlement, the lender dismissed its foreclosure actions and converted its mortgages to mortgages requiring debt service payments out of available cash flow only. In return, NTCP intends to (i) admit the lender into all three of the local partnerships if certain conditions are satisfied, and (ii) to assign a portion of NTCP's interests in each local partnership, including an allocation of approximately $100,000 in remaining tax credits. In 1996, the aggregate carrying value of the investments in Summit I, Summit II and Summit III of approximately $2,290,000 was written off. Summits I, II and III represent 3.2%, 1.4% and 4.6%, respectively, of NTCP's original portfolio investment.

         Meadows

         The Meadows Apartments (the "Local Partnership") is a 114-unit building located in Ypsilanti, Michigan. The first mortgage loan matured on May 15, 1996. After the lender refused to negotiate an extension of the loan, the Local Partnership filed Chapter 11 bankruptcy proceedings to avert foreclosure. A plan of reorganization for the Local Partnership (the "Plan") was approved by the bankruptcy court on December 16, 1996. Pursuant to the Plan, NTCP paid the following amounts out of reserves
         (i) 1996 delinquent property taxes of $35,317, (ii) legal fees of $10,000, and (iii) unsecured creditors of $18,590. In accordance with the Plan, NTCP made a payment of $171,093 in April 1997, which satisfied the 1993 delinquent real estate taxes. The Plan also outlines a partial payment schedule for the 1994 and 1995 delinquent real estate taxes which would be paid out of the property's operations.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1997


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

         Under the Plan, the existing loan in the principal amount of $2,890,000, at an interest rate of 10%, was reduced to $2,100,000 with an interest rate of 9%. In exchange, the lender received one-third of NTCP's local partnership interest, including anticipated allocations of housing tax credits in the amount of approximately $488,500. The property operated at an occupancy level of 97% as of March 31, 1997. It is anticipated that the Local Partnership will attain break-even levels of operations on a go forward basis once the Plan is fully implemented. As of March 31, 1997 and December 31, 1996, the Partnership's carrying value of the investment in the Meadows Apartments was zero.

         Glenark

         Pursuant to the terms of a workout, dated January 11, 1995 (the "Workout") agreed between the parties relating to the resolution of an existing default under the first mortgage loan encumbering Glenark Landing, an annual payment of $30,000 is due in March 1998 to the Rhode Island Housing and Mortgage Finance Corporation (the "Lender"). The Workout provides for additional payments of $42,800 per year, for a five year term, totaling $214,000. The property incurred significant accounts payable due to necessary repairs, consequently the property has accrued payables in the amount of $70,000. The General Partner is negotiating with the Lender for an extension of time to make the $30,000 payment. In addition, the General Partner is requesting a release of available replacement reserves from the Lender to bring the accounts payable current. The Partnership's investment in Glenark at March 31, 1997 and December 31, 1996 was zero.

         Countryview

         A loan modification with Federal Home Loan Mortgage Corporation, the lender on Countryview Apartments, was completed October 9, 1996 with, among other things as part of the modification, NTCP is required to pay to the lender $15,677, on a monthly basis (commencing November 1, 1996) for the first six months and $10,910 for an additional two months for a total of $115,882 of which only the November 1, 1996 payment in the amount of $15,677 has been paid to date. Accordingly, while the loan under the restructured terms is being paid monthly out of the cash flow from the property's operations, there is currently a default under the modification. The Partnership is currently negotiating with the lender to cure this default. In connection with the modification, the interest rate was reduced from 11.515% to 8%. As of March 1997 the property attained 99% occupancy. The Partnership's investment in Countryview Apartments at March 31, 1997 was approximately $2,208,226.

         Holden Village & Ticino Apartments

         Holden Village and Ticino Apartments, located in Seattle, Washington, maintained average occupancy levels of 96%, but both are still experiencing operating deficits as of March 1997. The high cost of servicing the debt is the largest contributing factor associated with the deficit operations. The effort to improve the performance of the properties, the local general partner, an affiliate of the General Partner, removed the existing management agent in June 1996. The new management agent has attempted to reduce operating

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1997


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

         expenses and increase occupancy levels, but has been generally unsuccessful. NTCP is currently negotiating an interest rate reduction with the lender for each of the properties in an effort to improve the cash flow. In exchange, it is expected that NTCP will be required to assign all or part of its local partnership interests, including its allocable share of the remaining tax credits in each of the local partnerships, which assignment could result in recapture for NCTP's partners. However, if the loan modifications are successful the operating performance of each property is expected to improve substantially. The Partnership's total investment in Holden Village and Ticino Apartments at March 31, 1997 was approximately $1,461,259.

         Dynes Village

         The first mortgage loan encumbering Dynes Village is delinquent in the amount of $21,177, which includes a shortfall in the tax escrow fund. In addition, the property has been audited by the IRS with respect to tenant qualifications performed by the prior local operating general partner in 1989, 1990 and 1991. The IRS has preliminarily disqualified certain housing tax credits taken based on what they consider non-compliance by the prior local operating general partner. The accountants for the Dynes Village local partnership believe that a settlement can be reached pursuant to which the entire amount of tax credits claimed during the disputed period will not be disqualified. Finally, while the property is budgeted to operate at a $10,000 deficit during 1997, the first mortgage loan is currently being paid one month in arrears. The Partnership's investment in Dynes Village was approximately $598,980 at March 31, 1997.

         Blue Lake

         Pursuant to the terms of a loan workout, dated March 25, 1995 (the "Workout"), NTCP is required to contribute an additional $541,300 to the local partnership over a ten year period. In exchange, the debt service on the property is payable out of net cash flow. During 1996 and 1995, approximately $49,000 and $100,000, respectively, was paid by NTCP to the local partnership under the Workout (see Note 4). The Partnership's investment in Blue Lake at March 31, 1997 and December 31, 1996 was zero.

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

                                 MARCH 31, 1997


NOTE 5 - RELATED-PARTY TRANSACTIONS

         Under the terms of the Amended and Restated Agreement of the Limited Partnership, the Partnership is obligated to pay the General Partner and the Special Limited Partner the following fees:

         (a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner and Special Limited Partner. For the three months ended March 31, 1997 approximately $173,000 has been expensed. The unpaid balance at March 31, 1997 is $4,215,635.

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

         (c) The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $9,186 and $8,826 for the three months ended March 31, 1997 and 1996, respectively, and is included in general and administrative expenses.

         NTC is the Local Operating General Partner in sixteen of the Partnership's 31 Local Partnerships. In addition, NTC is either a special limited partner or an administrative general partner in each Local Partnership.

         An affiliate of the General Partner is currently managing two properties owned by Local Partnerships. The Local Partnerships pay the affiliate property management fees which have been reduced from 5 percent to 4.5 percent of their gross rental revenues. The amounts paid were $14,706 and $15,353 for the three months ended March 31, 1997 and 1996, respectively.

NOTE 6 - CONTINGENCIES

         The General Partner and the Partnership, are involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1997


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

                                 MARCH 31, 1997


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

    In order to further replenish NTCP's reserves, NTCP sold to the local general partner an additional portion and further diluted its limited partner interest in the Rose City local partnership during the reporting period. The local general partner will, accordingly, be entitled to an increased allocation of cash flow and back-end distributions. NTCP will continue to receive its allocable portion of housing tax credits, subject to the allocation made to the additional limited partner identified in a prior report, through the ten year credit period. As a result of this transaction, NTCP will receive $240,000, of which $120,000 was paid in February 1997, and the balance of $120,000 is payable in July, 1997. Based on immediate cash needs, NTCP is negotiating with the local operating general partner for a discounted advance payment of the $120,000, and the sale of an additional portion of NTCP's economic interest in the local partnership. As a result, the local general partner will also increase its interest in distributions of cash flow and proceeds from the sale or refinancing of the property. The Partnership is currently considering raising additional funds from one or more investors that would be admitted for a minority interest as a special limited partner in two-four Local Partnerships and entitled to receive a portion of the tax credits otherwise allocable to the Partnership. There is no assurance that the Partnership will be successful in these sales. If the offerings were successfully concluded, the net proceeds would be added to the Partnership's reserves and used to implement the provisions of restructurings with Local Partnerships previously agreed upon. Additionally, at least two properties are projected to operate at a cumulative annual deficit of approximately $85,000.

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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1997


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    CAPITAL RESOURCES AND LIQUIDITY (CONTINUED)

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

    RESULTS OF OPERATIONS

    The Partnership was formed to provide various benefits to its Limited Partners. It is not expected that any of the Local Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to Limited Partners. The Partnership accounts for its investments in the Local Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Partnerships.

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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1997


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    RESULTS OF OPERATIONS (CONTINUED)

    The Partnership, as a limited partner in the Local Partnerships in which it has invested, is subject to the risks incident to the construction, management, and ownership of improved real estate. The Partnership investments are also subject to adverse general economic conditions, and accordingly, the status of the national economy, including substantial unemployment and concurrent inflation, could increase vacancy levels, rental payment defaults, and operating expenses, which in turn, could substantially increase the risk of operating losses for the Apartment Complexes. Certain of the Local Partnerships and their respective Apartment Complexes are subject to litigation and operating problems. See "Legal Proceedings" in
    Part II and the information which follows.

    The Meadows Apartments (the "Local Partnership") is a 114-unit building located in Ypsilanti, Michigan. The first mortgage loan matured on May 15, 1996. After the lender refused to negotiate an extension of the loan, the Local Partnership filed Chapter 11 bankruptcy proceedings to avert foreclosure. A plan of reorganization for the Local Partnership (the "Plan") was approved by the bankruptcy court on December 16, 1996. Pursuant to the Plan, NTCP paid the following amounts out of reserves (i) 1996 delinquent property taxes of $35,317, (ii) legal fees of $10,000, and (iii) unsecured creditors of $18,590. In accordance with the Plan, NTCP made a payment of $171,093 in April 1997, which will satisfy the 1993 delinquent real estate taxes. The Plan also outlines a partial payment schedule for the 1994 and 1995 delinquent real estate taxes which would be paid out of the property's operations. Under the Plan, the existing loan in the principal amount of $2,890,000, at an interest rate of 10%, was reduced to $2,100,000 with an interest rate of 9%. In exchange, the lender received one-third of NTCP's local partnership interest, including anticipated allocations of housing tax credits in the amount of approximately $488,500. The property operated at an occupancy level of 97% as of December 1996. It is anticipated that the Local Partnership will attain break-even levels of operations on a go forward basis once the Plan is fully implemented. The Partnership's investment in Meadows Apartments at March 31, 1997 and December 31, 1996 was zero.

    A loan modification with Federal Home Loan Mortgage Corporation, the lender on Countryview Apartments, was completed October 9, 1996 with, among other things as part of the modification, NTCP is required to pay to the lender $15,677 on a monthly basis (commencing November 1, 1996) for the first six months and $10,910 for an additional two months for a total of $115,882, of which only the November 1, 1996 payment in the amount of $15,677 has been paid to date. Accordingly, while the loan under the restructured terms is being paid monthly out of the cash flow from the property's operations, there is currently a default under the modification. The Partnership is currently negotiating with the lender to cure this default In connection with the modification, the interest rate was reduced from 11.5% to 8%. As of March 1997 the property attained 99% occupancy. The Partnership's investment in Countryview Apartments at March 31, 1997 was approximately $2,208,226.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1997


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    RESULTS OF OPERATIONS (CONTINUED)

    Holden Village and Ticino Apartments, located in Seattle, Washington, maintained average occupancy levels of 96%, but both are still experiencing operating deficits as of March 1997. The high cost of servicing the debt is the largest contributing factor associated with the deficit operations. The effort to improve the performance of the properties, the local general partner, an affiliate of the General Partner, removed the existing management agent in June 1996. The new management agent has attempted to reduce operating expenses and increase occupancy levels, but has been generally unsuccessful. NTCP is currently negotiating an interest rate reduction with the lender for each of the properties in an effort to improve the cash flow. In exchange, it is expected that NTCP will be required to assign all or part of its local partnership interests, including its allocable share of the remaining tax credits in each of the local partnerships, which assignment could result in recapture for NCTP's partners. However, if the loan modifications are successful the operating performance of each property is expected to improve substantially. The Partnership's total investment in Holden Village and Ticino Apartments at March 31, 1997 was approximately $1,461,259.

    The first mortgage loan encumbering Dynes Village is delinquent in the amount of $21,177, which includes a shortfall in the tax escrow fund. In addition, the property has been audited by the IRS with respect to tenant qualifications performed by the prior local operating general partner in 1989, 1990 and 1991. The IRS has preliminarily disqualified certain housing tax credits taken based on what they consider non-compliance by the prior local operating general partner. The accountants for the Dynes Village local partnership believe that a settlement can be reached pursuant to which the entire amount of tax credits claimed during the disputed period will not be disqualified. Finally, while the property is budgeted to operate at a $10,000 deficit during 1997, the first mortgage loan is currently being paid one month in arrears. The Partnership's investment in Dynes Village is approximately $598,980 at March 31, 1997.

    Pursuant to the terms of a workout, dated January 11, 1995 (the "Workout") agreed between the parties relating to the resolution of an existing default under the first mortgage loan encumbering Glenark Landing, an annual payment of $30,000 is due in March 1998 to the Rhode Island Housing and Mortgage Finance Corporation (the "Lender"). The Workout provides for additional payments of $42,800 per year, for a five year term, totaling $214,000. The property incurred significant accounts payable due to necessary repairs, consequently the property has accrued payables in the amount of $70,000. The General Partner is negotiating with the Lender for an extension of time to make the $30,000 payment. In addition, the General Partner is requesting a release of available replacement reserves from the Lender to bring the accounts payable current. The Partnership's investment in Glenark Landing at March 31, 1997 and December 31, 1996 was zero.

    Pursuant to the terms of a loan workout relating to the Blue Lake Local Partnership, dated March 25, 1995 (the "Workout"), NTCP is required to contribute an additional $541,300 to the local partnership over a ten year period. In exchange, the debt service on the property is payable out of net cash flow. During 1996 and 1995, approximately $49,000 and $100,000, respectively, was paid by NTCP to the local partnership under the Workout. The Partnership's investment in Blue Lake at March 31, 1997 and December 31, 1996 was zero.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1997


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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1997


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of March 31, 1997, the Partnership's General Partner was involved in various lawsuits. In addition, the Partnership is involved in the following lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership

Victorian Park Associates, which owns a 336-unit Apartment Complex located in Illinois, defaulted on its mortgage in July 1991 principally because the unaffiliated Local Operating General Partners failed to pay $800,000 of real estate taxes required under their guarantees. On March 25, 1992, the Partnership commenced litigation [National Tax Credit Partners, L.P. v. Havlick, Owings, United Development et al., Case No. 92C2074 in the United States District Court for the Northern District of Illinois Eastern Division] against the Local Operating General Partners to enforce its rights. On November 13, 1992 the Partnership was advised that a Chapter 11 petition in bankruptcy was filed by the local operating general partners on behalf of the Local Partnership [In re:
Victorian Park Associates, Debtor, Case No. 92-B-25140, Chapter 11] and that the lender, Patrician Mortgage ("Patrician"), had accelerated its mortgage. On January 7, 1993, the Partnership obtained an order compelling the Local Operating General Partners to perform under their Guarantees, which order was reversed by the U.S. Court of Appeals for the Seventh Circuit. The Partnership has until June 1997 to reinstate this case. The Local Operating General Partners' Seventh Amended Plan of Reorganization (the "Plan") is now pending approval. Pursuant to the Plan, Patrician is required to reissue and/or reduce the principal on the first mortgage bonds and the Local Operating General Partners are required to (i) pay $1,000,000 cash to implement the Plan and (ii) pay an agreed upon monthly guarantee payment. No assurances can be given that the Plan will be successfuly implemented. As of March 31, 1997, the Partnership's carrying value of the investment in the Victorian Local Partnership (which represents approximately 5.7% of the Partnership's total equity initially invested in Local Partnerships) was zero.

In December 1992, Tara Construction, the general contractor for Art Museum properties (Summit I, II and III), commenced an action in the Court of Common Pleas, Montgomery County, Pennsylvania Tara Construction v. NTCP et al., (Case No. 92-23505) against the three Summit Local Partnerships, the Partnership, NTC, the General Partner, PaineWebber Incorporated, and a PaineWebber affiliate, seeking damages of approximately $600,000 allegedly due the general contractor for work done in connection with the completion of construction plus damages for alleged misrepresentations and punitive damages. The Partnership believes that the general contractor's claims are barred and/or subject to offset and it has filed responsive pleadings. The Partnership has not accrued any liability in the accompanying financial statements as of March 31, 1997. Tara Construction's lawsuit has been dormant for more than two years. Although occupancy levels at the three related Local Partnerships, Summit I, II, and III (Wallace, Bergdoll, and Chandler School located in Philadelphia) were stabilized at 94%, 100%, and 88%, respectively, the properties operated at deficits during 1996. The Summit I and III properties have approximately $150,000 in outstanding property taxes (a portion of which could result in liens on the properties), utility bills, and other trade payables. The local general partner is currently attempting to negotiate discounted payments and/or payment plans for these items which, if unsuccessful, could result in foreclosure proceedings on all three properties. NTCP has settled its litigation with the lender on Summit I and III. As part of the settlement, the lender dismissed its foreclosure actions and converted its mortgages to mortgages requiring debt service payments out of available cash flow only. In return, NTCP intends to (i) admit the lender into all three of the local

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1997


ITEM 1.  LEGAL PROCEEDINGS (CONTINUED)

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

                                 MARCH 31, 1997

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


                             NATIONAL TAX CREDIT PARTNERS, L.P.
                             (a California limited partnership)


                             By: National Partnership Investments Corp.
                                 General Partner


                             By:
                                 ------------------------------------------
                                 Bruce Nelson
                                 President


                             Date:
                                  -----------------------------------------



                             By:
                                 ------------------------------------------
                                 Shawn Horwitz
                                 Executive Vice President and
                                 Chief Financial Officer


                             Date:
                                  -----------------------------------------