Form 10-Q
period 1997-06-30
NATIONAL TAX CREDIT PARTNERS L P
filed 1997-08-19
CIK 847415

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended JUNE 30, 1997

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


                             Yes   X    No
                                 -----     -----

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1997




PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements and Notes to Financial Statements

             Balance Sheets, June 30, 1997 and December 31, 1996.............  1

             Statements of Operations
                 Six and Three Months Ended June 30, 1997 and 1996...........  2

             Statement of Partners' Equity (Deficiency)
                 Six Months Ended June 30, 1997..............................  3

             Statements of Cash Flows
                 Six Months Ended June 30, 1997 and 1996.....................  4

             Notes to Financial Statements ..................................  5

     Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ........................ 13


PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings............................................... 18

     Item 6. Exhibits and Reports on Form 8-K................................ 19

     Signatures . . . . . . . . . . . . . . ................................. 20

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                       JUNE 30, 1997 AND DECEMBER 31, 1996


                                     ASSETS


                                                                        1997            1996
                                                                    (Unaudited)       (Audited)
                                                                    -----------      -----------
INVESTMENTS IN LIMITED PARTNERSHIPS
    (Notes 1 and 2)                                                 $16,628,210      $17,721,398

CASH AND CASH EQUIVALENTS (Note 1)                                      197,015          149,927

RESTRICTED CASH (Note 3)                                                 75,000           75,000

                                                                    -----------      -----------
          TOTAL ASSETS                                              $16,900,225      $17,946,325
                                                                    ===========      ===========


                           LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accrued fees and expenses due to partners (Notes 5 and 7)      $ 4,388,875      $ 3,996,221
      Capital contributions payable (Note 4)                            392,300          392,300
     Accounts payable and accrued expenses                              296,146          270,354
                                                                    -----------      -----------
                                                                      5,077,321        4,658,875


COMMITMENTS AND CONTINGENCIES (Notes 5 and 6)


PARTNERS' EQUITY                                                     11,822,904       13,287,450
                                                                    -----------      -----------

           TOTAL LIABILITIES AND PARTNERS' EQUITY                   $16,900,225      $17,946,325
                                                                    ===========      ===========




   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                SIX AND THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                                   (Unaudited)


                                              Six months      Three months      Six months      Three months
                                                 ended            ended            ended            ended
                                             June 30, 1997    June 30, 1997    June 30, 1996    June 30, 1996
                                             -------------    -------------    -------------    -------------
INTEREST INCOME                              $     7,818       $   4,282       $    10,553       $   3,973
                                              -----------       ---------       -----------       ---------

OPERATING EXPENSES:
     Management fees - partners (Note 5)          346,478         173,239           346,478         173,239
     Legal and accounting                          69,551          37,398            94,293          37,823
     General and administrative (Note 5)           65,049          11,531            64,174          29,914
                                              -----------       ---------       -----------       ---------

         Total operating expenses                 481,078         222,168           504,945         240,976
                                              -----------       ---------       -----------       ---------

LOSS FROM PARTNERSHIP OPERATIONS                 (473,260)       (217,886)         (494,392)       (237,003)

DISTRIBUTIONS FROM LIMITED
     PARTNERSHIPS RECOGNIZED AS
     INCOME (Note 2)                               16,714              --            37,532          37,532

EQUITY IN LOSS OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ACQUISITION COSTS (Note 2)             (1,008,000)       (504,000)       (1,508,000)       (754,000)
                                              -----------       ---------       -----------       ---------

NET LOSS                                      $(1,464,546)      $(721,886)      $(1,964,860)      $(953,471)
                                              ===========       =========       ===========       =========

NET LOSS PER LIMITED
     PARTNERSHIP INTEREST (Note 1)            $       (61)      $     (30)      $       (81)      $     (39)
                                              ===========       =========       ===========       =========



   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)

                         SIX MONTHS ENDED JUNE 30, 1997

                                   (Unaudited)


                                      Special
                                      Limited      General           Limited
                                      Partners     Partners          Partners            Total
                                      --------     ---------       ------------       ------------
PARTNERSHIP INTERESTS,
      June 30, 1997                                                      23,899
                                                                   =============

PARTNERS' EQUITY (DEFICIENCY),
      January 1, 1997                  $1,000      $(385,949)      $ 13,672,399       $ 13,287,450

      Net loss for the six months
      ended June 30, 1997                  --        (14,645)        (1,449,901)        (1,464,546)
                                       ------      ---------       ------------       ------------

PARTNERS' EQUITY (DEFICIENCY),
      June 30, 1997                    $1,000      $(400,594)      $ 12,222,498       $ 11,822,904
                                       ======      =========       ============       ============




   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                   (Unaudited)


                                                                               1997              1996
                                                                         -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                             $(1,464,546)      $(1,964,860)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
          Equity in losses of limited partnerships
              and amortization of acquisition costs                        1,008,000         1,508,000
          Increase in deposits and other receivables                              --          (116,454)
          Increase (decrease) in:
              Accrued fees and expenses due to partners                      392,654           395,314
              Accounts payable and accrued expenses                           25,792           (42,039)
                                                                         -----------       -----------

                 Net cash used in operating activities                       (38,100)         (220,039)
                                                                         -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in investee partnerships:
       Capital contributions                                                 (10,633)         (119,000)
       Capitalized acquisition costs recovered                                   302                --
       Distributions recognized as a return of capital                        95,519            83,521
                                                                         -----------       -----------

                Net cash provided by (used in) investing activities           85,188           (35,479)
                                                                         -----------       -----------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                          47,088          (255,518)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               149,927           500,282
                                                                         -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $   197,015       $   244,764
                                                                         ===========       ===========




   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997

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

      In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997 and the results of operations for the six and three months then ended and changes in cash flows for the six months then ended.

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

                                  JUNE 30, 1997

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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1997

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

      At June 30, 1997, the Local Partnership's own residential projects consisted of 2,788 apartment units.

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

      The following is a summary of the investment in Local Partnerships for the six months ended June 30, 1997:

      Balance, beginning of period                             $17,721,398
      Capital contributions to limited partnerships                 10,633
      Capitalized acquisition costs recovered                         (302)
      Equity in losses of limited partnerships                    (942,000)
      Amortization of capitalized acquisition costs                (66,000)
      Distributions recognized as a return of capital              (95,519)
                                                               -----------

      Balance, end of period                                   $16,628,210
                                                               ===========

      Victorian Park

      Victorian Park Associates, which owns a 336-unit Apartment Complex located in Illinois, defaulted on its mortgage in July 1991 principally because the unaffiliated Local Operating General Partners failed to pay $800,000 of real property taxes required under their guarantees. On March 25, 1992, the Partnership commenced litigation against the Local Operating General Partners to enforce its rights. On November 13, 1992 the Partnership was advised that a Chapter 11 petition in bankruptcy was filed by the Local Operating General Partners on behalf of the Local Partnership and that the lender, Patrician Mortgage ("Patrician"), had accelerated its mortgage. The Local Operating General Partners' Seventh Amended Plan of Reorganization (the "Plan") was confirmed by the Court and is being implemented. Pursuant to the Plan, the

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1997

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

      Partnership retained its interest in the Local Partnership. As of June 30, 1997 and December 31, 1996, the Partnership's carrying value of the investment in the Victorian Local Partnership (which represents approximately 5.7 percent of the Partnership's total equity initially invested in Local Partnerships) was zero.

      Summit I, II and III

      The general contractor for three related Local Partnerships, Summit I, Summit II and Summit III, initiated a lawsuit in December 1992 against the Local Partnerships and the Partnership seeking damages in the amount of approximately $600,000 allegedly due pursuant to the respective general contracts plus damages for alleged misrepresentations and punitive damages. The Partnership believes that the general contractor's claims are barred and/or subject to offset and it has filed responsive pleadings. The Partnership has not accrued any liability in the accompanying financial statements as of June 30, 1997. The lawsuit has been dormant for more than two years. Although occupancy levels at the three related Local Partnerships, Summit I, II, and III (Wallace, Bergdoll, and Chandler School located in Philadelphia) were stabilized at 88 percent, 100 percent, and 88 percent, respectively, the properties operated at deficits during 1996. The Summit I and III properties have approximately $150,000 in outstanding property taxes (a portion of which could result in liens on the properties), utility bills, and other trade payables. The local general partner is currently attempting to negotiate discounted payments and/or payment plans for these items which, if unsuccessful, could result in foreclosure proceedings on all three properties. NTCP has settled its litigation with the lender on Summit I and III. As part of the settlement, the lender dismissed its foreclosure actions and converted its mortgages to mortgages requiring debt service payments out of available cash flow only. In return, NTCP intends to (i) admit the lender into all three of the local partnerships if certain conditions are satisfied, and (ii) to assign a portion of NTCP's interests in each local partnership, including an allocation of approximately $100,000 in remaining tax credits. In 1996, the aggregate carrying value of the investments in Summit I, Summit II and Summit III of approximately $2,290,000 was written off. Summits I, II and III represent 3.2 percent, 1.4 percent and 4.6 percent, respectively, of NTCP's original portfolio investment.

      Meadows

      The Meadows Apartments (the "Local Partnership") is a 119-unit building located in Ypsilanti, Michigan. The first mortgage loan matured on May 15, 1996. After the lender refused to negotiate an extension of the loan, the Local Partnership filed Chapter 11 bankruptcy proceedings to avert foreclosure. A plan of reorganization for the Local Partnership (the "Plan") was approved by the bankruptcy court on December 16, 1996. Pursuant to the Plan, NTCP paid the following amounts out of reserves (i) 1996 delinquent property taxes of $35,317, (ii) legal fees of $10,000, and
      (iii) unsecured creditors of $18,590. The Plan also required NTCP to make a payment of $171,093 in April 1997, which satisfied the 1993 delinquent real estate taxes. The Plan also outlines a partial payment schedule for the 1994 and 1995 delinquent real estate taxes which would be paid out of the property's operations.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1997

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

      Under the Plan, the existing loan in the principal amount of $2,890,000, at an interest rate of 10 percent, was reduced to $2,100,000 with an interest rate of 9 percent. In exchange, the lender received one-third of NTCP's local partnership interest, including anticipated allocations of housing tax credits in the amount of approximately $488,500. The property operated at an occupancy level of 96 percent as of June 30, 1997. It is anticipated that the Local Partnership will attain break-even levels of operations on a go forward basis once the Plan is fully implemented. As of June 30, 1997 and December 31, 1996, the Partnership's carrying value of the investment in the Meadows Apartments was zero.

      Glenark

      Pursuant to the terms of a workout, dated January 11, 1995 (the "Workout") agreed between the parties relating to the resolution of an existing default under the first mortgage loan encumbering Glenark Landing, an annual payment of $30,000 was due in March 1997 to the Rhode Island Housing and Mortgage Finance Corporation (the "Lender"). The Workout provides for additional payments of $42,800 per year, for a five year term, totaling $214,000. The property incurred significant accounts payable due to necessary repairs, consequently the property has accrued payables in the amount of $70,000. The General Partner is negotiating with the Lender for an extension of time to make the $30,000 payment. In addition, the General Partner is requesting a release of available replacement reserves from the Lender to bring the accounts payable current. The Partnership's investment in Glenark at June 30, 1997 and December 31, 1996 was zero.

      Countryview

      A loan modification with Federal Home Loan Mortgage Corporation, the lender on Countryview Apartments, was completed October 9, 1996 with, among other things as part of the modification, NTCP is required to pay to the lender $15,677, on a monthly basis (commencing November 1, 1996) for the first six months and $10,910 for an additional two months for a total of $115,882 of which only the November 1, 1996 payment in the amount of $15,677 has been paid to date. Accordingly, while the loan under the restructured terms is being paid monthly out of the cash flow from the property's operations, there is currently a default under the modification. The Partnership is currently negotiating with the lender to cure this default. In connection with the modification, the interest rate was reduced from 11.515 percent to 8 percent. As of June 1997 the property attained 100 percent occupancy. The Partnership's investment in Countryview Apartments at June 30, 1997 was approximately $2,185,000.

      Holden Village & Ticino Apartments

      Holden Village and Ticino Apartments, located in Seattle, Washington, maintained average occupancy levels of approximately 97 percent and 87 percent, respectively, and both are still experiencing operating deficits for the six months ended June 30, 1997. The high cost of servicing the debt is the largest contributing factor associated with the deficit operations. The effort to improve the performance of the properties, the local general partner, an affiliate of the General Partner, removed the existing management agent in June 1996.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1997

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

      The new management agent has attempted to reduce operating expenses and increase occupancy levels, but has been generally unsuccessful. NTCP is currently negotiating an interest rate reduction with the lender for each of the properties in an effort to improve the cash flow. In exchange, it is expected that NTCP will be required to assign all or part of its local partnership interests, including its allocable share of the remaining tax credits in each of the local partnerships, which assignment could result in recapture for NCTP's partners. Currently, both mortgages are in default. However, if the loan modifications are successful the operating performance of each property is expected to improve substantially. The Partnership's total investment in Holden Village and Ticino Apartments at June 30, 1997 was approximately $1,389,000.

      Dynes Village

      The first mortgage loan encumbering Dynes Village is delinquent in the amount of $36,597, which includes a shortfall in the tax escrow fund. In addition, the property has been audited by the IRS with respect to tenant qualifications performed by the prior local operating general partner in 1989, 1990 and 1991. The IRS has preliminarily disqualified certain housing tax credits taken based on what they consider non-compliance by the prior local operating general partner. The accountants for the Dynes Village local partnership believe that a settlement can be reached pursuant to which the entire amount of tax credits claimed during the disputed period will not be disqualified. Finally, while the property is budgeted to operate at a $10,000 deficit during 1997, the first mortgage loan is currently being paid one month in arrears. The Partnership's investment in Dynes Village was approximately $568,000 at June 30, 1997.

      Blue Lake

      Pursuant to the terms of a loan workout, dated March 25, 1995 (the "Workout"), NTCP is required to contribute an additional $541,300 to the local partnership over a ten year period. In exchange, the debt service on the property is payable out of net cash flow. During 1996 and 1995, approximately $49,000 and $100,000, respectively, was paid by NTCP to the local partnership under the Workout (see Note 4). The Partnership's investment in Blue Lake at June 30, 1997 and December 31, 1996 was zero.

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

                                  JUNE 30, 1997

NOTE 5 - RELATED-PARTY TRANSACTIONS

      Under the terms of the Amended and Restated Agreement of the Limited Partnership, the Partnership is obligated to pay the General Partner and the Special Limited Partner the following fees:

      (a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner and Special Limited Partner. For the six months ended June 30, 1997 approximately $346,000 has been expensed. The unpaid balance at June 30, 1997 is $4,388,875.

      (b) A property disposition fee is payable to the General Partner in an amount equal to the lesser of (I) one-half of the competitive real estate commission that would have been charged by unaffiliated third parties providing comparable services in the area where the apartment complex is located, or (ii) 3 percent of the sales price received in connection with the sale or disposition of the apartment complex or local partnership interest, but in no event will the property disposition fee and all amounts payable to unaffiliated real estate brokers in connection with any such sale exceed in the aggregate, the lesser of the competitive rate (as described above) or 6 percent of such sale price. Receipt of the property disposition fee will be subordinated to the distribution of sale or refinancing proceeds by the Partnership until the limited partners have received distributions of sale or refinancing proceeds in an aggregate amount equal to (I) their 10 percent priority return for any year not theretofore satisfied (as defined in the partnership agreement) and
            (ii) an amount equal to the aggregate adjusted investment (as defined in the partnership agreement) of the limited partners. No disposition fees have been paid.

      (c) The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $19,272 and $8,826 for the six months ended June 30, 1997 and 1996, respectively, and is included in general and administrative expenses.

      NTC is the Local Operating General Partner in sixteen of the Partnership's 31 Local Partnerships. In addition, NTC is either a special limited partner or an administrative general partner in each Local Partnership.

      An affiliate of the General Partner is currently managing two properties owned by Local Partnerships. The Local Partnerships pay the affiliate property management fees which have been reduced from 5 percent to 4.5 percent of their gross rental revenues. The amounts paid were $29,779 and $30,385 for the six months ended June 30, 1997 and 1996, respectively.

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

                                  JUNE 30, 1997

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

                                  JUNE 30, 1997


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

     In order to further replenish NTCP's reserves, NTCP sold to the local general partner an additional portion and further diluted its limited partner interest in the Rose City local partnership during the reporting period. The local general partner will, accordingly, be entitled to an increased allocation of cash flow and back-end distributions. NTCP will continue to receive its allocable portion of housing tax credits, subject to the allocation made to the additional limited partner identified in a prior report, through the ten year credit period. As a result of this transaction, NTCP was to receive $240,000, of which $120,000 was paid in February 1997, and the balance of $120,000 was discounted to approximately $110,000 and paid in April 1997. As a result, the local general partner will also increase its interest in distributions of cash flow and proceeds from the sale or refinancing of the property. The Partnership is currently considering raising additional funds from one or more investors that would be admitted for a minority interest as a special limited partner into four Local Partnerships and entitled to receive a portion of the tax credits otherwise allocable to the Partnership. There is no assurance that the Partnership will be successful in these sales. If the offerings were successfully concluded, the net proceeds would be added to the Partnership's reserves and used to implement the provisions of restructurings with Local Partnerships previously agreed upon. Additionally, at least two properties are projected to operate at a cumulative annual deficit of approximately $85,000.

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

                                  JUNE 30, 1997

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

     The Meadows Apartments (the "Local Partnership") is a 112-unit building located in Ypsilanti, Michigan. The first mortgage loan matured on May 15, 1996. After the lender refused to negotiate an extension of the loan, the Local Partnership filed Chapter 11 bankruptcy proceedings to avert foreclosure. A plan of reorganization for the Local Partnership (the "Plan") was approved by the bankruptcy court on December 16, 1996. Pursuant to the Plan, NTCP paid the following amounts out of reserves (i) 1996 delinquent property taxes of $35,317, (ii) legal fees of $10,000, and (iii) unsecured creditors of $18,590. In accordance with the Plan, NTCP made a payment of $171,093 in April 1997, which will satisfy the 1993 delinquent real estate taxes. The Plan also outlines a partial payment schedule for the 1994 and 1995 delinquent real estate taxes which would be paid out of the property's operations. Under the Plan, the existing loan in the principal amount of $2,890,000, at an interest rate of 10 percent, was reduced to $2,100,000 with an interest rate of 9 percent. In exchange, the lender received one-third of NTCP's local partnership interest, including anticipated allocations of housing tax credits in the amount of approximately $488,500. The property operated at an occupancy level of 96 percent as of June 30, 1997. It is anticipated that the Local Partnership will attain break-even levels of operations on a go forward basis once the Plan is fully implemented. The Partnership's investment in Meadows Apartments at June 30, 1997 and December 31, 1996 was zero.

     A loan modification with Federal Home Loan Mortgage Corporation, the lender on Countryview Apartments, was completed October 9, 1996 with, among other things as part of the modification, NTCP is required to pay to the lender $15,677 on a monthly basis (commencing November 1, 1996) for the first six months and $10,910 for an additional two months for a total of $115,882, of which only the November 1, 1996 payment in the amount of $15,677 has been paid to date. Accordingly, while the loan under the restructured terms is being paid monthly out of the cash flow from the property's operations, there is currently a default under the modification. The Partnership is currently negotiating with the lender to cure this default In connection with the modification, the interest rate was reduced from 11.515 percent to 8 percent. As of June 1997 the property attained 100 percent occupancy. The Partnership's investment in Countryview Apartments at June 30, 1997 was approximately $2,185,000.

                       NATIONAL TAX CREDIT PARTNERS, L.P.

                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     RESULTS OF OPERATIONS (CONTINUED)

     Holden Village and Ticino Apartments, located in Seattle, Washington, maintained average occupancy levels of approximately 97 percent and 87 percent, respectively, but both are still experiencing operating deficits as of June 1997. The high cost of servicing the debt is the largest contributing factor associated with the deficit operations. The effort to improve the performance of the properties, the local general partner, an affiliate of the General Partner, removed the existing management agent in June 1996. The new management agent has attempted to reduce operating expenses and increase occupancy levels, but has been generally unsuccessful. NTCP is currently negotiating an interest rate reduction with the lender for each of the properties in an effort to improve the cash flow. In exchange, it is expected that NTCP will be required to assign all or part of its local partnership interests, including its allocable share of the remaining tax credits in each of the local partnerships, which assignment could result in recapture for NCTP's partners. However, if the loan modifications are successful the operating performance of each property is expected to improve substantially. The Partnership's total investment in Holden Village and Ticino Apartments at June 30, 1997 was approximately $1,389,000.

     The first mortgage loan encumbering Dynes Village is delinquent in the amount of $21,177, which includes a shortfall in the tax escrow fund. In addition, the property has been audited by the IRS with respect to tenant qualifications performed by the prior local operating general partner in 1989, 1990 and 1991. The IRS has preliminarily disqualified certain housing tax credits taken based on what they consider non-compliance by the prior local operating general partner. The accountants for the Dynes Village local partnership believe that a settlement can be reached pursuant to which the entire amount of tax credits claimed during the disputed period will not be disqualified. Finally, while the property is budgeted to operate at a $10,000 deficit during 1997, the first mortgage loan is currently being paid one month in arrears. The Partnership's investment in Dynes Village is approximately $568,000 at June 30, 1997.

     Pursuant to the terms of a workout, dated January 11, 1995 (the "Workout") agreed between the parties relating to the resolution of an existing default under the first mortgage loan encumbering Glenark Landing, an annual payment of $30,000 was due in March 1997 to the Rhode Island Housing and Mortgage Finance Corporation (the "Lender"). The Workout provides for additional payments of $42,800 per year, for a five year term, totaling $214,000. The property incurred significant accounts payable due to necessary repairs, consequently the property has accrued payables in the amount of $70,000. The General Partner is negotiating with the Lender for an extension of time to make the $30,000 payment. In addition, the General Partner is requesting a release of available replacement reserves from the Lender to bring the accounts payable current. The Partnership's investment in Glenark Landing at June 30, 1997 and December 31, 1996 was zero.

     Pursuant to the terms of a loan workout relating to the Blue Lake Local Partnership, dated March 25, 1995 (the "Workout"), NTCP is required to contribute an additional $541,300 to the local partnership over a ten year period. In exchange, the debt service on the property is payable out of net cash flow. During 1996 and 1995, approximately $49,000 and $100,000, respectively, was paid by NTCP to the local partnership under the Workout. The Partnership's investment in Blue Lake at June 30, 1997 and December 31, 1996 was zero.

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

                       NATIONAL TAX CREDIT PARTNERS, L.P.

                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1997

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 1997, the Partnership's General Partner was involved in various lawsuits. In addition, the Partnership is involved in the following lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership

Victorian Park Associates, which owns a 336-unit Apartment Complex located in Illinois, defaulted on its mortgage in July 1991 principally because the unaffiliated Local Operating General Partners failed to pay $800,000 of real estate taxes required under their guarantees. On March 25, 1992, the Partnership commenced litigation [National Tax Credit Partners, L.P. v. Havlick, Owings, United Development et al., Case No. 92C2074 in the United States District Court for the Northern District of Illinois Eastern Division] against the Local Operating General Partners to enforce its rights. On November 13, 1992 the Partnership was advised that a Chapter 11 petition in bankruptcy was filed by the local operating general partners on behalf of the Local Partnership [In re:
Victorian Park Associates, Debtor, Case No. 92-B-25140, Chapter 11] and that the lender, Patrician Mortgage ("Patrician"), had accelerated its mortgage. The Local Operating General Partners' Seventh Amended Plan of Reorganization (the "Plan") was confirmed by the Court and is being implemented. Pursuant to the Plan, the Partnership retained its interest in the Local Partnership. As of June 30, 1997, the Partnership's carrying value of the investment in the Victorian Local Partnership (which represents approximately 5.7 percent of the Partnership's total equity initially invested in Local Partnerships) was zero.

In December 1992, Tara Construction, the general contractor for Art Museum properties (Summit I, II and III), commenced an action in the Court of Common Pleas, Montgomery County, Pennsylvania Tara Construction v. NTCP et al., (Case No. 92-23505) against the three Summit Local Partnerships, the Partnership, NTC, the General Partner, PaineWebber Incorporated, and a PaineWebber affiliate, seeking damages of approximately $600,000 allegedly due the general contractor for work done in connection with the completion of construction plus damages for alleged misrepresentations and punitive damages. The Partnership believes that the general contractor's claims are barred and/or subject to offset and it has filed responsive pleadings. The Partnership has not accrued any liability in the accompanying financial statements as of June 30, 1997. Tara Construction's lawsuit has been dormant for more than two years. Although occupancy levels at the three related Local Partnerships, Summit I, II, and III (Wallace, Bergdoll, and Chandler School located in Philadelphia) were stabilized at 88 percent, 100 percent and 88 percent, respectively, the properties operated at deficits during 1996. The Summit I and III properties have approximately $150,000 in outstanding property taxes (a portion of which could result in liens on the properties), utility bills, and other trade payables. The local general partner is currently attempting to negotiate discounted payments and/or payment plans for these items which, if unsuccessful, could result in foreclosure proceedings on all three properties. NTCP has settled its litigation with the lender on Summit I and III. As part of the settlement, the lender dismissed its foreclosure actions and converted its mortgages to mortgages requiring debt service payments out of available cash flow only. In return, NTCP intends to (i) admit the lender into all three of the local partnerships if certain conditions are satisfied, and
(ii) to assign a portion of NTCP's interests in each local partnership, including an allocation of approximately $100,000 in remaining tax credits. In 1996, the aggregate carrying value of the investments in Summit I, Summit II and Summit III of approximately $2,290,000 was written off. Summit I, II and III represent 3.2 percent, 1.4 percent and 4.6 percent, respectively, of NTCP's original portfolio investment.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1997


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a) No exhibits are required per the provision of Item 1 of regulation S-K.

                       NATIONAL TAX CREDIT PARTNERS, L.P.

                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1997


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


                                   NATIONAL TAX CREDIT PARTNERS, L.P.
                                   (a California limited partnership)


                                   By:  National Partnership Investments Corp.
                                        General Partner



                                        _____________________________________
                                        Bruce Nelson
                                        President


                                   Date: ____________________________________



                                        _____________________________________
                                        Charles H. Boxenbaum
                                        Chief Executive Officer


                                   Date: ____________________________________