Form 10-Q
period 1997-09-30
NATIONAL TAX CREDIT PARTNERS L P
filed 1997-11-19
CIK 847415

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 1997

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997


PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements and Notes to Financial Statements

              Balance Sheets, September 30, 1997 and December 31, 1996.........1

              Statements of Operations
                Nine and Three Months Ended September 30, 1997 and 1996........2

              Statement of Partners' Equity (Deficiency)
                Nine Months Ended September 30, 1997...........................3

              Statements of Cash Flows
                Nine Months Ended September 30, 1997 and 1996..................4

              Notes to Financial Statements ...................................5

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations ..........................13


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings...............................................18

     Item 6.  Exhibits and Reports on Form 8-K................................19

     Signatures...............................................................20

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


                                     ASSETS
                                                                       1997             1996
                                                                   (Unaudited)       (Audited)
                                                                   -----------     ------------

INVESTMENTS IN LIMITED PARTNERSHIPS
    (Notes 1 and 2)                                                $15,547,304     $17,721,398

CASH AND CASH EQUIVALENTS (Note 1)                                     715,567         149,927

RESTRICTED CASH (Note 3)                                                75,000          75,000

                                                                   -----------     -----------
          TOTAL ASSETS                                             $16,337,871     $17,946,325
                                                                   ===========     ===========


                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accrued fees and expenses due to partners (Notes 5 and 7)     $ 4,544,846     $ 3,996,221
      Capital contributions payable (Note 4)                           392,300         392,300
     Accounts payable and accrued expenses                             382,594         270,354
                                                                   -----------     -----------
                                                                     5,319,740       4,658,875


COMMITMENTS AND CONTINGENCIES (Notes 5 and 6)


PARTNERS' EQUITY                                                    11,018,131      13,287,450
                                                                   -----------     -----------

           TOTAL LIABILITIES AND PARTNERS' EQUITY                  $16,337,871     $17,946,325
                                                                   ===========     ===========




   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (Unaudited)


                                              Nine months      Three months      Nine months     Three months
                                                 ended             ended           ended            ended
                                             Sept. 30, 1997    Sept. 30, 1997   Sept. 30, 1996  Sept. 30, 1996
                                             ---------------   --------------   --------------  --------------

INTEREST  INCOME                             $        10,683   $        2,865   $       15,219  $        4,665
                                             ---------------   --------------   --------------  --------------

OPERATING EXPENSES:
     Management fees - partners (Note 5)             519,717          173,239          519,717         173,239
     Legal and accounting                            152,145           82,595           59,528         (34,766)
     General and administrative (Note 5)             114,520           49,471          105,226          41,051
                                             ---------------   --------------   --------------  --------------

         Total operating expenses                    786,382          305,305          684,471         179,524
                                             ---------------   --------------   --------------  --------------

LOSS FROM PARTNERSHIP OPERATIONS                    (775,699)        (302,440)        (669,252)       (174,859)

DISTRIBUTIONS FROM LIMITED
     PARTNERSHIPS RECOGNIZED AS
     INCOME (Note 2)                                  18,380            1,666           37,532             --

EQUITY IN LOSS OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ACQUISITION COSTS (Note 2)                (1,512,000)        (504,000)      (4,162,000)     (2,654,000)
                                             ---------------   --------------   --------------  --------------

NET LOSS                                     $    (2,269,319)  $     (804,774)  $   (4,793,720) $   (2,828,859)
                                             ===============   ==============   ==============  ==============

NET LOSS PER LIMITED
     PARTNERSHIP INTEREST (Note 1)           $           (95)  $          (34)  $         (201) $         (118)
                                             ===============   ==============   ==============  ==============


   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)

                      NINE MONTHS ENDED SEPTEMBER 30, 1997

                                   (Unaudited)


                                          Special
                                          Limited           General            Limited
                                          Partners          Partners           Partners            Total
                                        ------------      ------------       ------------       ------------

PARTNERSHIP INTERESTS,
      September 30, 1997                                                           23,899
                                                                             ============

PARTNERS' EQUITY (DEFICIENCY),
      January 1, 1997                   $      1,000      $   (385,949)      $ 13,672,399       $ 13,287,450

      Net loss for the nine months
      ended September 30, 1997                    --           (22,693)        (2,246,626)        (2,269,319)
                                        ------------      ------------       ------------       ------------

PARTNERS' EQUITY (DEFICIENCY),
      September 30, 1997                $      1,000      $   (408,642)      $ 11,425,773       $ 11,018,131
                                        ============      ============       ============       ============




   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (Unaudited)

                                                                             1997              1996
                                                                         -------------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net  loss                                                            $(2,269,319)      $(4,793,720)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
          Equity in losses of limited partnerships
              and amortization of acquisition costs                        1,512,000         4,162,000
          Increase (decrease) in:
              Accrued fees and expenses due to partners                      548,625           546,193
              Accounts payable and accrued expenses                          112,240           (64,406)
                                                                         -----------       -----------

                 Net cash used in operating activities                       (96,454)         (149,933)
                                                                         -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in investee partnerships:
       Capital (contributions) recoveries                                    554,875          (116,930)
       Capitalized acquisition costs recovered                                   305                --
       Decrease capital contributions payable                                     --           (49,000)
       Distributions recognized as a return of capital                       106,914            86,852
                                                                         -----------       -----------

                Net cash provided by (used in) investing activities          662,094           (79,078)
                                                                         -----------       -----------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                         565,640          (229,011)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               149,927           500,282
                                                                         -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $   715,567       $   271,271
                                                                         ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997



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

         In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997 and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.

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

                               SEPTEMBER 30, 1997



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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1997



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

         At September 30, 1997, the Local Partnership's own residential projects consisted of 2,788 apartment units.

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

         The following is a summary of the investment in Local Partnerships for the nine months ended September 30, 1997:

         Balance, beginning of period                         $ 17,721,398
         Capital contributions (recoveries)                       (554,875)
         Capitalized acquisition costs recovered                      (305)
         Equity in losses of limited partnerships               (1,413,000)
         Amortization of capitalized acquisition costs             (99,000)
         Distributions recognized as a return of capital          (106,914)
                                                              ------------
         Balance, end of period                               $ 15,547,304
                                                              ============

         Victorian Park

         Victorian Park Associates, which owns a 336-unit Apartment Complex located in Illinois, defaulted on its mortgage in July 1991 principally because the unaffiliated Local Operating General Partners failed to pay $800,000 of real property taxes required under their guarantees. On March 25, 1992, the Partnership commenced litigation against the Local Operating General Partners to enforce its rights. On November 13, 1992 the Partnership was advised that a Chapter 11 petition in bankruptcy was filed by the Local Operating General Partners on behalf of the Local Partnership and that the lender, Patrician Mortgage ("Patrician"), had accelerated its mortgage. The Local Operating General Partners' Seventh Amended Plan of Reorganization (the "Plan") was confirmed by the Court and is being implemented. Pursuant to the Plan, the

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1997



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

         Partnership retained its interest in the Local Partnership. As of September 30, 1997 and December 31, 1996, the Partnership's carrying value of the investment in the Victorian Local Partnership (which represents approximately 5.7 percent of the Partnership's total equity initially invested in Local Partnerships) was zero.

         Summit I, II and III

         The general contractor for three related Local Partnerships, Summit I, Summit II and Summit III, initiated a lawsuit in December 1992 against the Local Partnerships and the Partnership seeking damages in the amount of approximately $600,000 allegedly due pursuant to the respective general contracts plus damages for alleged misrepresentations and punitive damages. The Partnership believes that the general contractor's claims are barred and/or subject to offset and it has filed responsive pleadings. The Partnership has not accrued any liability in the accompanying financial statements as of September 30, 1997. The lawsuit has been dormant for more than two years. Although occupancy levels at the three related Local Partnerships, Summit I, II, and III (Wallace, Bergdoll, and Chandler School located in Philadelphia) were stabilized at 88 percent, 100 percent, and 88 percent, respectively, the properties operated at deficits during 1996. The Summit I and III properties have approximately $150,000 in outstanding property taxes (a portion of which could result in liens on the properties), utility bills, and other trade payables. The local general partner is currently attempting to negotiate discounted payments and/or payment plans for these items which, if unsuccessful, could result in foreclosure proceedings on all three properties. NTCP has settled its litigation with the lender on Summit I and III. As part of the settlement, the lender dismissed its foreclosure actions and converted its mortgages to mortgages requiring debt service payments out of available cash flow only. In return, NTCP intends to (i) admit the lender into all three of the local partnerships if certain conditions are satisfied, and (ii) to assign a portion of NTCP's interests in each local partnership, including an allocation of approximately $100,000 in remaining tax credits. In 1996, the aggregate carrying value of the investments in Summit I, Summit II and Summit III of approximately $2,290,000 was written off. Summits I, II and III represent 3.2 percent, 1.4 percent and 4.6 percent, respectively, of NTCP's original portfolio investment.

         Meadows

         The Meadows Apartments (the "Local Partnership") is a 119-unit building located in Ypsilanti, Michigan. The first mortgage loan matured on May 15, 1996. A plan of reorganization for the Local Partnership (the "Plan") was approved by the bankruptcy court on December 16, 1996. Pursuant to the Plan, NTCP paid the following amounts out of reserves
         (i) 1996 delinquent property taxes of $35,317, (ii) legal fees of $10,000, (iii) unsecured creditors of $18,590, and (iv) payment of $171,093 in April 1997, which satisfied the 1993 delinquent real estate taxes. The Plan also outlines a partial payment schedule for the 1994 and 1995 delinquent real estate taxes which would be paid out of the property's operations.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1997



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

         Under the Plan, the existing loan in the principal amount of $2,890,000, at an interest rate of 10 percent, was reduced to $2,100,000 with an interest rate of 9 percent. In exchange, the lender received one-third of NTCP's local partnership interest, including anticipated allocations of housing tax credits in the amount of approximately $488,500. The property operated at an occupancy level of 98 percent as of September 30, 1997. As of September 30, 1997 and December 31, 1996, the Partnership's carrying value of the investment in the Meadows Apartments was zero.

         Glenark

         Pursuant to the terms of a workout, dated January 11, 1995 (the "Workout") agreed between the parties relating to the resolution of an existing default under the first mortgage loan encumbering Glenark Landing, an annual payment of $30,000 was due in March 1997 to the Rhode Island Housing and Mortgage Finance Corporation (the "Lender") and paid in August 1997. The Workout provides for additional payments of $42,800 per year, for a five year term, totaling $214,000. The property incurred significant accounts payable due to necessary repairs, consequently the property has accrued payables in the amount of $70,000. In addition, the General Partner is requesting a release of available replacement reserves from the Lender to bring the accounts payable current. The Partnership's investment in Glenark at September 30, 1997 and December 31, 1996 was zero.

         Countryview

         A loan modification with Federal Home Loan Mortgage Corporation, the lender on Countryview Apartments, was completed October 9, 1996 with, among other things as part of the modification, NTCP is required to pay to the lender $15,677, on a monthly basis (commencing November 1, 1996) for the first six months and $10,910 for an additional two months for a total of $115,882 which has now been completely funded. In connection with the modification, the interest rate was reduced from 11.515 percent to 8 percent. As of September 1997 the property attained 97 percent occupancy. The Partnership's investment in Countryview Apartments at September 30, 1997 was approximately $1,621,000. In an effort to raise cash to fund the restructurings and other obligations discussed herein, NTCP sold substantially all of the Countryview's remaining housing tax credits, retaining a 5% limited partnership interest. In the aggregate, the Partnership sold $1,687,159 of the housing tax credits remaining, raising $1,036,727. After closing costs, which included obligations under the Countryview loan workout, $609,904 was the net amount deposited into NTCP's reserves in September 1997.

         Holden Village & Ticino Apartments

         Holden Village and Ticino Apartments, located in Seattle, Washington, maintained average occupancy levels of approximately 100 percent and 91 percent, respectively, and both are still experiencing operating deficits for the nine months ended September 30, 1997. The high cost of servicing the debt is the largest contributing factor associated with the deficit operations. The effort to improve the performance of the properties, the local general partner, an affiliate of the General Partner, removed the existing management agent in June 1996.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1997



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

         The new management agent has attempted to reduce operating expenses and increase occupancy levels, but has been generally unsuccessful. NTCP is currently negotiating an interest rate reduction and write down of the existing debt with the lender for each of the properties in an effort to improve the cash flow. In exchange, it is expected that NTCP will be required to pay down each loan in the aggregate amount of $350,000. Currently, both mortgages are in default. However, if the loan modifications are successful the operating performance of each property is expected to improve substantially. The Partnership's total investment in Holden Village and Ticino Apartments at September 30, 1997 was approximately $945,000.

         Dynes Village

         The property was audited by the IRS with respect to tenant qualifications performed by the prior local operating general partner in 1989, 1990 and 1991 which audit resulted in the following closing agreement which was executed in November 1997: for tax years 1989 through 1996 there will be no adjustment to the credit already claimed; for tax years 1997 through 1999, the Dynes Local Partnership agrees that it will not claim the credit on the tax returns. This means that the $1,333,369 (74%) of credit already claimed from 1989 through 1996 will stand but the Dynes Local Partnership will give up the $467,671 (26%) of credit for 1997 through 1999. The property is budgeted to operate at a $10,000 deficit during 1997. The Partnership's investment in Dynes Village was approximately $630,000 at September 30, 1997.

         Blue Lake

         Pursuant to the terms of a loan workout, dated March 25, 1995 (the "Workout"), NTCP is required to contribute an additional $541,300 to the local partnership over a ten year period. In exchange, the debt service on the property is payable out of net cash flow. During 1996 and 1995, approximately $49,000 and $100,000, respectively, was paid by NTCP to the local partnership under the Workout (see Note 4). The Partnership's investment in Blue Lake at September 30, 1997 and December 31, 1996 was zero.

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

                               SEPTEMBER 30, 1997



NOTE 5 - RELATED-PARTY TRANSACTIONS

         Under the terms of the Amended and Restated Agreement of the Limited Partnership, the Partnership is obligated to pay the General Partner and the Special Limited Partner the following fees:

         (a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner and Special Limited Partner. For the nine months ended September 30, 1997 approximately $520,000 has been expensed. The unpaid balance at September 30, 1997 is $4,544,846.

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

         (c) The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $29,908 and $26,307 for the nine months ended September 30, 1997 and 1996, respectively, and is included in general and administrative expenses.

         NTC is the Local Operating General Partner in sixteen of the Partnership's 31 Local Partnerships. In addition, NTC is either a special limited partner or an administrative general partner in each Local Partnership.

         An affiliate of the General Partner is currently managing two properties owned by Local Partnerships. The Local Partnerships pay the affiliate property management fees which have been reduced from 5 percent to 4.5 percent of their gross rental revenues. The amounts paid were $45,054 and $44,575 for the nine months ended September 30, 1997 and 1996, respectively.

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

                               SEPTEMBER 30, 1997



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

                               SEPTEMBER 30, 1997



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

         In order to further replenish NTCP's reserves, NTCP sold to the local general partner an additional portion and further diluted its limited partner interest in the Rose City local partnership during the first quarter of 1997. The local general partner is now entitled to an increased allocation of cash flow and back-end distributions. NTCP will continue to receive its allocable portion of housing tax credits, subject to the allocation made to the additional limited partner identified in a prior report, through the ten year credit period. As a result of this transaction, NTCP received $230,000, of which $120,000 was paid in February 1997, and the balance was discounted to approximately $110,000 and paid in April 1997. As a result, the local general partner will also increase its interest in distributions of cash flow and proceeds from the sale or refinancing of the property. The Partnership also sold substantially all of its remaining housing tax credits otherwise allocable to the Partnership from Countryview, retaining only a 5% limited partnership interest. In an effort to raise cash to fund the restructurings and other obligations discussed herein, NTCP sold substantially all of the Countryview's remaining housing tax credits, retaining a 5% limited partnership interest. In the aggregate, the Partnership sold $1,687,159 of the housing tax credits remaining, raising $1,036,727. After closing costs, which included obligations under the Countryview loan workout, $609,904 was the net amount deposited into NTCP's reserves in September 1997. It is currently anticipated that other agreed upon restructurings will substantially deplete the Partnership's reserves in early 1998 and that an additional sale will be required to further replenish reserves.

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

                               SEPTEMBER 30, 1997



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

                               SEPTEMBER 30, 1997



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

         The Meadows Apartments (the "Local Partnership") is a 112-unit building located in Ypsilanti, Michigan. The first mortgage loan matured on May 15, 1996. A plan of reorganization for the Local Partnership (the "Plan") was approved by the bankruptcy court on December 16, 1996. Pursuant to the Plan, NTCP paid the following amounts out of reserves
         (i) 1996 delinquent property taxes of $35,317, (ii) legal fees of $10,000, (iii) unsecured creditors of $18,590 and (iv) payment of $171,093 in April 1997, which will satisfy the 1993 delinquent real estate taxes. The Plan also outlines a partial payment schedule for the 1994 and 1995 delinquent real estate taxes which would be paid out of the property's operations. Under the Plan, the existing loan in the principal amount of $2,890,000, at an interest rate of 10 percent, was reduced to $2,100,000 with an interest rate of 9 percent. In exchange, the lender received one-third of NTCP's local partnership interest, including anticipated allocations of housing tax credits in the amount of approximately $488,500. The property operated at an occupancy level of 98 percent as of September 30, 1997. It is anticipated that the Local Partnership will attain break-even levels of operations on a go forward basis once the Plan is fully implemented. The Partnership's investment in Meadows Apartments at September 30, 1997 and December 31, 1996 was zero.

         A loan modification with Federal Home Loan Mortgage Corporation, the lender on Countryview Apartments, was completed October 9, 1996 with, among other things as part of the modification, NTCP is required to pay to the lender $15,677 on a monthly basis (commencing November 1, 1996) for the first six months and $10,910 for an additional two months for a total of $115,882, which has now been completely funded. In connection with the modification, the interest rate was reduced from 11.515 percent to 8 percent. As of September 1997 the property attained 97 percent occupancy. The Partnership's investment in Countryview Apartments at September 30, 1997 was approximately $1,621,000. In an effort to raise cash to fund the restructurings and other obligations discussed herein, NTCP sold a substantial portion of Countryview's remaining housing tax credits. In the aggregate, the Partnership sold $1,687,159 of the housing tax credits remaining, raising $1,036,727 and retaining a 5% limited partnership interest. After closing costs, which included obligations under the Countryview loan workout, $609,904 was the net amount deposited into NTCP's reserves in September 1997.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1997



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         RESULTS OF OPERATIONS (CONTINUED)

         Holden Village and Ticino Apartments, located in Seattle, Washington, maintained average occupancy levels of approximately 100 percent and 91 percent, respectively, but both are still experiencing operating deficits as of September 1997. The high cost of servicing the debt is the largest contributing factor associated with the deficit operations. In an effort to improve the performance of the properties, the local general partner, an affiliate of the General Partner, removed the existing management agent in June 1996. The new management agent has attempted to reduce operating expenses and increase occupancy levels, but has been generally unsuccessful; both mortgages are in default. NTCP is currently negotiating an interest rate reduction and write down of the existing debt with the lender for each of the properties in an effort to improve the cash flow. In exchange, it is expected that NTCP will be required to pay down each loan in the aggregate amount of $350,000. However, if the loan modifications are successful the operating performance of each property is expected to improve substantially. The Partnership's total investment in Holden Village and Ticino Apartments at September 30, 1997 was approximately $945,000.

         The property was audited by the IRS with respect to tenant qualifications performed by the prior local operating general partner in 1989, 1990 and 1991 which audit resulted in the following closing agreement which was executed in November 1997: for tax years 1989 through 1996 there will be no adjustment to the credit already claimed; for tax years 1997 through 1999, the Dynes Local Partnership agrees that it will not claim the credit on the tax returns. This means that the $1,333,369 (74%) of credit already claimed from 1989 through 1996 will stand but the Dynes Local Partnership will give up the $467,671 (26%) of credit for 1997 through 1999. The property is budgeted to operate at a $10,000 deficit during 1997. The Partnership's investment in Dynes Village was approximately $630,000 at September 30, 1997.

         Pursuant to the terms of a workout, dated January 11, 1995 (the "Workout") agreed between the parties relating to the resolution of an existing default under the first mortgage loan encumbering Glenark Landing, an annual payment of $30,000 was due in March 1997 to the Rhode Island Housing and Mortgage Finance Corporation (the "Lender"). The Workout provides for additional payments of $42,800 per year, for a five year term, totaling $214,000. The property incurred significant accounts payable due to necessary repairs, consequently the property has accrued payables in the amount of $70,000. The General Partner is negotiating with the Lender for an extension of time to make the $30,000 payment. In addition, the General Partner is requesting a release of available replacement reserves from the Lender to bring the accounts payable current. The Partnership's investment in Glenark Landing at September 30, 1997 and December 31, 1996 was zero.

         Pursuant to the terms of a loan workout relating to the Blue Lake Local Partnership, dated March 25, 1995 (the "Workout"), NTCP is required to contribute an additional $541,300 to the local partnership over a ten year period. In exchange, the debt service on the property is payable out of net cash flow. During 1996 and 1995, approximately $49,000 and $100,000, respectively, was paid by NTCP to the local partnership under the Workout. The Partnership's investment in Blue Lake at September 30, 1997 and December 31, 1996 was zero.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1997



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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1997



PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 1997, the Partnership's General Partner was involved in various lawsuits. In addition, the Partnership is involved in the following lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership

Victorian Park Associates, which owns a 336-unit Apartment Complex located in Illinois, defaulted on its mortgage in July 1991 principally because the unaffiliated Local Operating General Partners failed to pay $800,000 of real estate taxes required under their guarantees. On March 25, 1992, the Partnership commenced litigation [National Tax Credit Partners, L.P. v. Havlick, Owings, United Development et al., Case No. 92C2074 in the United States District Court for the Northern District of Illinois Eastern Division] against the Local Operating General Partners to enforce its rights. On November 13, 1992 the Partnership was advised that a Chapter 11 petition in bankruptcy was filed by the local operating general partners on behalf of the Local Partnership [In re:
Victorian Park Associates, Debtor, Case No. 92-B-25140, Chapter 11] and that the lender, Patrician Mortgage ("Patrician"), had accelerated its mortgage. The Local Operating General Partners' Seventh Amended Plan of Reorganization (the "Plan") was confirmed by the Court and is being implemented. Pursuant to the Plan, the Partnership retained its interest in the Local Partnership. As of September 30, 1997, the Partnership's carrying value of the investment in the Victorian Local Partnership (which represents approximately 5.7 percent of the Partnership's total equity initially invested in Local Partnerships) was zero.

In December 1992, Tara Construction, the general contractor for Art Museum properties (Summit I, II and III), commenced an action in the Court of Common Pleas, Montgomery County, Pennsylvania Tara Construction v. NTCP et al., (Case No. 92-23505) against the three Summit Local Partnerships, the Partnership, NTC, the General Partner, PaineWebber Incorporated, and a PaineWebber affiliate, seeking damages of approximately $600,000 allegedly due the general contractor for work done in connection with the completion of construction plus damages for alleged misrepresentations and punitive damages. The Partnership believes that the general contractor's claims are barred and/or subject to offset and it has filed responsive pleadings. The Partnership has not accrued any liability in the accompanying financial statements as of September 30, 1997. Tara Construction's lawsuit has been dormant for more than two years. Although occupancy levels at the three related Local Partnerships, Summit I, II, and III (Wallace, Bergdoll, and Chandler School located in Philadelphia) were stabilized at 88 percent, 100 percent and 88 percent, respectively, the properties operated at deficits during 1996. The Summit I and III properties have approximately $150,000 in outstanding property taxes (a portion of which could result in liens on the properties), utility bills, and other trade payables. The local general partner is currently attempting to negotiate discounted payments and/or payment plans for these items which, if unsuccessful, could result in foreclosure proceedings on all three properties. NTCP has settled its litigation with the lender on Summit I and III. As part of the settlement, the lender dismissed its foreclosure actions and converted its mortgages to mortgages requiring debt service payments out of available cash flow only. In return, NTCP intends to (i) admit the lender into all three of the local partnerships if certain conditions are satisfied, and
(ii) to assign a portion of NTCP's interests in each local partnership, including an allocation of approximately $100,000 in remaining tax credits. In 1996, the aggregate carrying value of the investments in Summit I, Summit II and Summit III of approximately $2,290,000 was written off. Summit I, II and III represent 3.2 percent, 1.4 percent and 4.6 percent, respectively, of NTCP's original portfolio investment.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1997



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) No exhibits are required per the provision of Item 1 of regulation S-K.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1997



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


                                     NATIONAL TAX CREDIT PARTNERS, L.P.
                                     (a California limited partnership)


                                     By:  National Partnership Investments Corp.
                                          General Partner


                                          ______________________________________
                                          Bruce Nelson
                                          President


                                     Date: _____________________________________



                                          ______________________________________
                                          Charles H. Boxenbaum
                                          Chief Executive Officer


                                     Date: _____________________________________