Form 10-K405
period 1997-12-31
NATIONAL TAX CREDIT PARTNERS L P
filed 1998-04-15
CIK 847415

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended DECEMBER 31, 1997

                             Commission File Number
                                     0-18541

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

The general partner of NTCP (the "General Partner") is National Partnership Investments Corp. ("NAPICO"), a California corporation. PaineWebber T.C., Inc., a Delaware corporation and an affiliate of PaineWebber Incorporated, is the special limited partner of the Partnership (the "Special Limited Partner"). NAPICO is a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. The current members of NAPICO's Board of Directors are Charles H. Boxenbaum, Bruce E. Nelson, Alan I. Casden and Henry C. Casden.

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

During 1997, the Apartment Complexes in which NTCP had invested were substanially rented.

The following is a schedule of the occupancy status as of December 31, 1997, of the Apartment Complexes owned by Local Partnerships in which NTCP is a limited partner.

          SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
                         IN WHICH NTCP HAS AN INVESTMENT
                                DECEMBER 31, 1997


                                       No. of               Units             Percentage of
Name & Location                         Units            Occupied              Total Units
---------------                         -----            --------              -----------
Apple Tree
Brigham City, UT                         24                  24                    100%

Blue Lake
Miami, FL                               106                  74                     70%

ComFed Qualified(1)
Omaha, NE                               116                 115                     99%

Concept I & II
Cleveland, OH                            40                  37                     93%

Countryview/Columbus
Columbus, OH                            152                 144                     95%

Dickens
Chicago, IL                              34                  34                    100%

Dynes
Cleveland, OH                            42                  39                     93%

Genoa Plaza
Genoa City, WI                           48                  46                     96%

Glenark
Woonsocket, RI                           67                  67                    100%

Grand Meadows
Grand Blanc, MI                          64                  59                     92%

Grinnell Park
Grinnell, IA                             24                  24                    100%

                SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
                   IN WHICH NTCP HAS AN INVESTMENT (CONTINUED)
                                DECEMBER 31, 1997

                                       No. of              Units               Percentage of
Name & Location                         Units            Occupied                Total Units
---------------                         -----            --------                -----------
Hickory Green
Westland, MI                             59                  57                     97%

Holden Village
West Seattle, WA                         96                  92                     96%


Kimberly Court
Seward, AK                               24                  19                     79%

Meadows Apartments
Ypsilanti, MI                           114                 109                     96%

Mountain View - I
Sante Fe, NM                            120                 113                     94%

Mountain View - II
Sante Fe, NM                            159                 146                     92%

Newbury
Oak Creek, WI                           164                 146                     89%

North Liberty
North Liberty, IA                        24                  20                     83%

Paris Hotel
Denver, CO                               17                  17                    100%

Rolling Hills
Pottsgrove Township, PA                 232                 232                    100%

Rose City
Portland, OR                            264                 264                    100%

Summit I - Wallace
Philadelphia, PA                         17                  15                     94%

Summit II - Bergdoll
Philadelphia, PA                          9                   8                     89%

Summit III - Chandler
Philadelphia, PA                         25                  20                     80%

                SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
                   IN WHICH NTCP HAS AN INVESTMENT (CONTINUED)
                                DECEMBER 31, 1997


                                       No. of              Units              Percentage of
Name & Location                         Units            Occupied              Total Units
---------------                         -----            --------              -----------
Terrace Gardens
Lemon Grove, CA                         150                 149                     99%

Ticino
Seattle, WA                              45                  40                     89%

Torres de Plata I
Toa Alta, PR                             72                  72                    100%

Tyrone Elderly
Tyrone, PA                              100                  99                     99%

Victorian Park
Streamwood, IL                          336                 309                     92%

Vinton/Park School
Omaha, NE                                44                  42                     95%
                                      -----               -----

TOTAL                                 2,788               2,632                     94%
                                      =====               =====

ITEM 2. PROPERTIES:

Through its investments in Local Partnerships, NTCP holds interests in 31 Apartment Complexes. See Item 1 and Schedule for information pertaining to these Apartment Complexes.

ITEM 3. LEGAL PROCEEDINGS:

As of December 31, 1997, NTCP's General Partner was a plaintiff or defendant in several lawsuits. In addition, the Partnership is involved in the following lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership

Victorian Park Associates, which owns a 336-unit Apartment Complex located in Illinois, defaulted on its mortgage in July 1991 principally because the unaffiliated Local Operating General Partners failed to pay $800,000 of real estate taxes required under their guarantees. On March 25, 1992, the Partnership commenced litigation [National Tax Credit Partners, L.P. v. Havlick, Owings, United Development et al., Case No. 92C2074 in the United States District Court for the Northern District of Illinois Eastern Division] against the Local Operating General Partners to enforce its rights. On November 13, 1992 the Partnership was advised that a Chapter 11 petition in bankruptcy was filed by the local operating general partners on behalf of the Local Partnership [In re:
Victorian Park Associates, Debtor, Case No. 92-B-25140, Chapter 11] and that the lender, Patrician Mortgage ("Patrician"), had accelerated its mortgage. On January 7, 1993, the Partnership obtained an order compelling the Local Operating General Partners to perform under their Guarantees, which order was reversed by the U.S. Court of Appeals for the Seventh Circuit. The Local Operating General Partners' Seventh Amended Plan of Reorganization (the "Plan") is now pending approval. Pursuant to the Plan, Patrician is required to reissue and/or reduce the principal on the first mortgage bonds and the Local Operating General Partners are required to (i) pay $1,000,000 cash to implement the Plan and (ii) pay an agreed upon monthly guarantee payment. No assurances can be given that the Plan will be successfuly implemented. As of December 31, 1997 and 1996, the Partnership's carrying value of the investment in the Victorian Local Partnership (which represents approximately 5.7% of the Partnership's total equity initially invested in Local Partnerships) was zero.


In December 1992, Tara Construction, the general contractor for Art Museum properties (Summit I, II and III), commenced an action in the Court of Common Pleas, Montgomery County, Pennsylvania Tara Construction v. NTCP et al., (Case No. 92-23505) against the three Summit Local Partnerships, the Partnership, NTC, the General Partner, PaineWebber Incorporated, and a PaineWebber affiliate, seeking damages of approximately $600,000 allegedly due the general contractor for work done in connection with the completion of construction plus damages for alleged misrepresentations and punitive damages. The Partnership believes that the general contractor's claims are barred and/or subject to offset and it has filed responsive pleadings. The Partnership has not accrued any liability in the accompanying financial statements as of December 31, 1997 and 1996. Tara Construction's lawsuit has been dormant for more than three years. Occupancy levels at the three related Local Partnerships, Summit I, II, and III (Wallace, Bergdoll, and Chandler School located in Philadelphia) were 94%, 89%, and 80%, respectively, at December 31, 1997, and the properties have been operating at a deficit. The Summit I and III properties have approximately $187,000 in outstanding property taxes (a portion of which could result in liens on the properties), utility bills, and other trade payables. The local general partner is currently attempting to negotiate discounted payments and/or payment plans for these items which, if unsuccessful, could result in foreclosure proceedings on all three properties. In 1996, the aggregate carrying value of the investments in Summit I, Summit II and Summit III of approximately $2,290,000 was written off. Summit I, II and III represent 3.2%, 1.4% and 4.6%, respectively, of NTCP's original portfolio investment.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Not applicable.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS:

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by PaineWebber Incorporated. It is not anticipated that any active public market will develop for the purchase and sale of any Limited Partnership Interest. Limited Partnership Interests may not be transferred but can be assigned only if certain requirements in the Partnership Agreement are satisfied. At December 31, 1997, there were 3,937 registered holders of Limited Partnership Interests in NTCP. The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Partnerships and then such distributions, if any, may be limited. Distributions have not been made from the inception of the Partnership to December 31, 1997.

ITEM 6. SELECTED FINANCIAL DATA:


                                                                     Year Ended December 31,
                                    ----------------------------------------------------------------------------------------

                                        1997               1996               1995               1994               1993
                                    ------------       ------------       ------------       ------------       ------------
Interest and other Income           $     51,975       $     99,016       $     75,125       $     54,226       $     38,446

Operating expenses                      (903,971)          (975,642)        (1,207,679)        (1,337,098)          (990,948)

Distributions from limited
partnership recognized
   as income                              18,381             37,532                 --                 --                 --

Equity in loss of limited
partnerships and
amortization of
acquisition costs                     (2,188,630)        (2,049,514)        (3,828,734)        (2,369,642)        (3,658,302)

Write-off of Local Partnership          (560,766)        (2,289,875)        (1,158,801)                --         (2,258,920)
                                    ------------       ------------       ------------       ------------       ------------

    Net loss                        $ (3,583,011)      $ (5,178,483)      $ (6,120,089)      $ (3,652,514)      $ (6,869,724)
                                    ============       ============       ============       ============       ============

Net loss per limited
partnership interest                $       (148)      $       (215)      $       (254)      $       (151)      $       (285)
                                    ============       ============       ============       ============       ============


Total assets                        $ 14,985,893       $ 17,946,325       $ 22,499,105       $ 27,390,138       $ 30,293,611
                                    ============       ============       ============       ============       ============

Investments in Local
Partnerships                        $ 14,370,207       $ 17,721,398       $ 21,923,823       $ 27,142,069       $ 29,141,967
                                    ============       ============       ============       ============       ============

Capital contributions payable       $    329,030       $    392,300       $    441,300       $         --       $         --
                                    ============       ============       ============       ============       ============

Accrued fees and expenses
due to partners                     $  4,727,721       $  3,996,221       $  3,266,521       $  2,503,091       $  1,878,419
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

The Partnership's unrestricted cash reserves as of December 31, 1997 were approximately $541,000. In order to replenish NTCP's reserves, NTCP sold to the local general partner an additional portion and further diluted its limited partner interest in the Rose City local partnership during 1997. The local general partner will, accordingly, be entitled to an increased allocation of cash flow and proceeds from the sale or refinancing of the property. NTCP will continue to receive its allocable portion of housing tax credits, subject to the allocation made to the additional limited partner identified in a prior report, through the ten year credit period. As a result of this transaction, NTCP received $260,000 during 1997. In addition, NTCP sold to an unrelated party a portion of its limited partner interest in the Countryview local partnership and received $625,582 during 1997. The amounts received from these sales are traded as reductions to the Partnership's investment balance in the local partnerships.

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

The Meadows Apartments (the "Local Partnership") is a 114-unit building located in Ypsilanti, Michigan. The first mortgage loan matured on May 15, 1996. After the lender refused to negotiate an extension of the loan, the Local Partnership filed Chapter 11 bankruptcy proceedings to avert foreclosure. A plan of reorganization for the Local Partnership (the "Plan") was approved by the bankruptcy court on December 16, 1996. Under the Plan, the existing loan in the principal amount of $2,890,000, at an interest rate of 10%, was reduced to $2,100,000 with an interest rate of 9%. In exchange, the lender received one-third of NTCP's local partnership interest, including anticipated allocations of housing tax credits in the amount of approximately $488,500. The property operated at an occupancy level of 96% as of December 1997 and attained break-even levels of operations during 1997. The Partnership's investment in Meadows Apartments was zero at December 31, 1997 and 1996, as the investment was written off in 1995.

Holden Village and Ticino Apartments, located in Seattle, Washington, maintained average occupancy levels of 96% and 89%, respectively, and experienced operating deficits of approximately $149,000 and $94,000, respectively, during 1997. The high cost of servicing the debt is the largest contributing factor associated with the deficit operations. In January 1998, NTCP was successful in negotiating an interest rate reduction with the lender for each of the properties. Based on the loan modifications, the operating performance of each property is expected to improve substantially. The Partnership's total investment in Holden Village and Ticino Apartments was approximately $1,306,000 and $1,533,000 at December 31, 1997 and 1996, respectively.

The Dynes Village Apartments complex is operating at a deficit and the first mortgage loan encumbering the property was delinquent until it was brought current by NTCP in November 1997. In addition, the property has been audited by the IRS with respect to tenant qualifications performed by the prior local operating general partner. The IRS has disqualified all future housing tax credits based on what they consider non-compliance by the prior local operating general partner. Finally, the property is budgeted to operate at a deficit during 1998. As a result, the Partnership's investment in Dynes Village of $560,766 at December 31, 1997 was written off during the year.

Pursuant to the terms of a workout, dated January 11, 1995 (the "Workout") agreed between the parties relating to the resolution of an existing default under the first mortgage loan encumbering Glenark Landing, an annual payment of $30,000 is due in March 1998 to the Rhode Island Housing and Mortgage Finance Corporation (the "Lender"). The Workout provides for additional payments of $42,800 per year, for a five year term, totaling $214,000. The property incurred significant accounts payable due to necessary repairs, consequently the property has accrued payables in the amount of $70,000. The General Partner is negotiating with the Lender for an extension of time to make the $30,000 payment. In addition, the General Partner is requesting a release of available replacement reserves from the Lender to bring the accounts payable current. The Partnership's investment in Glenark Landing was zero at December 31, 1997 and 1996.

Pursuant to the terms of a loan workout relating to the Blue Lake Local Partnership, dated March 25, 1995 (the "Workout"), NTCP is required to contribute an additional $541,300 to the local partnership over a ten year period. In exchange, the debt service on the property is payable out of net cash flow. During 1997 and 1996, approximately $63,000 and $49,000, respectively, was paid by NTCP to the local partnership under the Workout. The Partnership's investment in Blue Lake was zero at December 31, 1997 and 1996.

The Partnership accounts for its investments in the Local Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Partnerships. The equity in loss of Local Partnerships is higher in 1995, compared to 1997 and 1996, because losses, for certain Local Partnerships where the investment balances had previously been reduced to zero, are not recognized. However, during 1995, the Partnership agreed to contribute $556,300 to a Local Partnership with a zero investment account, which resulted in additional losses of $556,300 being recognized. Other Local Partnerships with positive investment accounts also recognized higher losses in 1995 as compared to 1997 and 1996. In addition, Dynes Village, the Summits and the Meadows Apartments were written off in 1997, 1996 and 1995, respectively, as discussed above.

Distributions received from Local Partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. In addition, an annual partnership management fee in an amount equal to 0.5% of invested assets is payable to the General Partner and Special Limited Partner. The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of Partnership affairs. The decrease in legal fees for the year ended December 31, 1997, as compared to 1996 and 1995, is due to higher legal fees in 1996 and 1995 associated with the final settlement of litigation involving the Blue Lake, Dynes and Glenark Local Partnerships as well as legal fees being paid in connection with the Victorian Park bankruptcy, and legal fees incurred in connection with various securities matters.

The Partnership has assessed the potential impact of the Year 2000 computer systems issue on its operations. The Partnership believes that no significant actions are required to be taken by the Partnership to address the issue and that the impact of the Year 2000 computer systems issue will not materially affect the Partnership's future operating results or financial condition.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

The Financial Statements and Supplementary Data are listed under Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

Not applicable.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                              FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULES
                  AND REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                DECEMBER 31, 1997

                       [DELOITTE & TOUCHE LLP LETTERHEAD]



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
National Tax Credit Partners, L.P.
(A California limited partnership)

We have audited the accompanying balance sheets of National Tax Credit Partners, L.P. (a California limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the index on item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain investee limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these investee limited partnerships represent 40 percent and 35 percent of total assets as of December 31, 1997 and 1996, respectively, and the equity in the net loss of these partnerships represents 44 percent, 55 percent and 37 percent of the total net loss of the Partnership for the years ended December 31, 1997, 1996 and 1995, respectively, and represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these investee limited partnerships were audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of National Tax Credit Partners, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Los Angeles, California
April 8, 1998

[ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT


To the Partners
Countryview Columbus, Ltd.


We have audited the balance sheets of COUNTRYVIEW COLUMBUS, LTD. as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Countryview Columbus, Ltd. as of December 31, 1997 and 1996 and the results of its operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The additional financial data are presented for the purpose of additional analysis and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ ALTSCHULER, MELVOIN AND GLASSER LLP
---------------------------------------

Chicago, Illinois
March 11, 1998

                               [HSW&E LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners
Genoa Plaza, Limited Partnership
West Des Moines, Iowa


      We have audited the accompanying balance sheets of GENOA PLAZA, LIMITED PARTNERSHIP as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genoa Plaza, Limited Partnership as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

      In accordance with Government Auditing Standards, we have also issued our reports dated January 13, 1998 on our consideration of Genoa Plaza, Limited Partnership' internal control and on its compliance with laws and regulations.


                               /s/ HUMISTON, SKOKAN, WARREN & EICHENBERGER, P.C.
                               -------------------------------------------------

January 13, 1998

West Des Moines, Iowa

              [HUMISTON, SKOKAN, WARREN & EICHENGERGER LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners
Genoa Plaza, Limited Partnership
West Des Moines, Iowa

     We have audited the accompanying balance sheets of GENOA PLAZA, LIMITED PARTNERSHIP as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion of these financial statements based on our audits.

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



/s/ HUMISTON, SKOKAN, WARREN & EICHENGERGER, P.C.
-------------------------------------------------

January 10, 1997
West Des Moines, Iowa

                        [PLANTE & MORAN, LLP LETTERHEAD]



                          Independent Auditor's Report



To the Partners
Grand Meadows II Limited Dividend
Housing Association Limited Partnership

We have audited the accompanying balance sheet of Grand Meadows II Limited Dividend Housing Association Limited Partnership (a Michigan limited partnership) MSHDA Development No. 827, as of December 31, 1997, 1996, and 1995, and the related statements of profit and loss, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grand Meadows II Limited Dividend Housing Association Limited Partnership as of December 31, 1997, 1996, and 1995, and its profit and loss, partners' equity, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 9, 1998, on our consideration of the Partnership's internal controls and a report dated January 9, 1998, on its compliance with laws and regulations.


                                                         /s/ PLANTE & MORAN, LLP
                                                         -----------------------

January 9, 1998

East Lansing, Michigan 48826-2500

                               [HSW&E LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT

To the Partners
Grinnell Park Apartments, Limited Partnership
West Des Moines, Iowa


      We have audited the accompanying balance sheets of GRINNELL PARK APARTMENTS, LIMITED PARTNERSHIP as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grinnell Park Apartments, Limited Partnership as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                               /s/ HUMISTON, SKOKAN, WARREN & EICHENBERGER, P.C.
                               -------------------------------------------------

January 14, 1998

West Des Moines, Iowa

              [HUMISTON, SKOKAN, WARREN & EICHENBERGER, LETTERHEAD]


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


                               /s/ HUMISTON, SKOKAN, WARREN & EICHENBERGER, P.C.
                               -------------------------------------------------

January 10, 1997


West Des Moines, Iowa

[LOGO]

ALTSCHULER, MELVOIN AND GLASSER LLP                            Chicago
Certified Public Accountants and Consultants                   Los Angeles
                                                               New York
                                                               Tampa
                                                               Washington, D.C.
                          INDEPENDENT AUDITORS' REPORT

To the Partners
Hickory Green Limited Partnership

We have audited the balance sheets of HICKORY GREEN LIMITED PARTNERSHIP as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hickory Green Limited Partnership as of December 31, 1997 and 1996 and the results of its operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The additional financial data are presented for the purpose of additional analysis and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

Altschuler, Melvoin and Glasser LLP
Chicago, Illinois
February 21, 1998

35 South Wacker Drive, Suite 2600, Chicago, Illinois 60606-7494
312-207-2809 Fax 312-207-2954 http://www.amgnet.com

Associated Worldwide With Summit International Associates, Inc.

                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT

To the Partners
Holden Village Associates

We have audited the balance sheets of HOLDEN VILLAGE ASSOCIATES as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holden Village Associates as of December 31, 1997 and 1996 and the results of its operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

The financial statements have been prepared assuming the Partnership will continue as a going concern. As described in Note 6, insufficient cash flows and recurring losses from operations raise substantial doubt about the Project's ability to continue as a going concern. Management's plans regarding these matters are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The additional financial data are presented for the purpose of additional analysis and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                         /s/ ALTSCHULER, MELVOIN AND GLASSER LLP
                                         ---------------------------------------


Los Angeles, California
March 5, 1998

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


                                         /s/ ALTSCHULER, MELVOIN AND GLASSER LLP
                                         ---------------------------------------

Los Angeles, California

March 7, 1997

                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT



To the Partners
Mountain View Limited Partnership

We have audited the balance sheets of MOUNTAIN VIEW LIMITED PARTNERSHIP as of December 3 1, 1997 and 1996 and the related statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountain View Limited Partnership as of December 31, 1997 and 1996 and the results of its operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The additional financial data are presented for the purpose of additional analysis and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audits of the financial statements arid, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ ALTSCHULER, MELVOIN AND GLASSER LLP
---------------------------------------

Los Angeles, California

March 5, 1998

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


/s/ ALTSCHULER, MELVOIN AND GLASSER LLP
---------------------------------------


Los Angeles, California
February 17, 1997

                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT



To the Partners
Mountain View Limited Partnership II

We have audited the balance sheets of MOUNTAIN VIEW LIMITED PARTNERSHIP II as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountain View Limited Partnership II as of December 31, 1997 and 1996 and the results of its operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The additional financial data are presented for the purpose of additional analysis and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ ALTSCHULER, MELVOIN AND GLASSER LLP
---------------------------------------


Los Angeles, California
February 10, 1998

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountain View Limited Partnership II as of December 31, 1996 and 1995, and its results of operations, changes in partners, equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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


/s/ ALTSCHULER, MELVOIN AND GLASSER LLP
---------------------------------------


Los Angeles, California
February 17, 1997

                               [HSW&E LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT

To the Partners
North Liberty Park, Limited Partnership
Nest Des Moines, Iowa


      We have audited the accompanying balance sheets of NORTH LIBERTY PARK, LIMITED PARTNERSHIP as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North Liberty Park, Limited Partnership as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ HUMISTON, SKOKAN, WARREN & EICHENBERGER P.C.
------------------------------------------------


January 9, 1998
West Des Moines, Iowa

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



/s/ HUMISTON, SKOKAN, WARREN & EICHENBERGER P.C.
------------------------------------------------


January 9, 1997
West Des Moines, Iowa

              [BERNSTEIN SIMPSON GILBERT & MOROWITZ LLC LETTERHEAD]


                          Independent Auditor's Report


To the Partners
Rolling Hills Apts. Ltd.
Pottsgrove Township, Pa.

We have audited the accompanying balance sheets of Rolling Hills Apts. Ltd. (a limited partnership), Pa. Project No. PHFA No. 61 as of December 31, 1997 and 1996, and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Rolling Hills Apts. Ltd.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rolling Hills Apts. Ltd. Pa. Project No. PHFA No. 61 as of December 31, 1997 and 1996, and the results of its operations, changes in partners, deficit and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report (shown on pages 15 to 31) are presented for the purposes of additional analysis and are not a required part of the financial statements of Rolling Hills Apts. Ltd. Pa. Project No. PHFA No. 61. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


Respectfully submitted,


/s/ BERNSTEIN SIMPSON GILBERT & MOROWITZ LLC
--------------------------------------------
BERNSTEIN, SIMPSON, GILBERT AND MOROWITZ, LLC



Atlantic City, N.J.
February 9, 1998

              [BERNSTEIN SIMPSON GILBERT & MOROWITZ LLC LETTERHEAD]



                          Indenendent Auditor's Report


To the Partners
Rolling Hills Apts. Ltd.
Pottsgrove Township, Pa.


We have audited the accompanying balance sheets of Rolling Hills Apts. Ltd. (a limited partnership), HUD Project No. PHFA No. 61 as of December 31, 1996 and 1995, and the related statements of income, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Rolling Hills Apts. Ltd.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the statements referred to above present fairly, in all material respects, the financial position of Rolling Hills Apts. Ltd. HUD Project No. PHFA No. 61 as of December 31, 1996 and 1995, and the results of its operations, changes in partners' deficit and Cash f1ows for the years then ended in conformity with generally accepted accounting principles.

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


Respectfully submitted,


/s/ BERNSTEIN SIMPSON GILBERT & MOROWITZ LLC
--------------------------------------------
BERNSTEIN, SIMPSON, GILBERT AND MOROWITZ, LLC


Atlantic City, N.J.
February 8, 1997

                [TORRES LLOMPART, SANCHEZ RUIZ & CO LETTERHEAD]



              INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS


PARTNERS
TORRES DEL PLATA I LIMITED PARTNERSHIP
SAN JUAN, PUERTO RICO

We have audited the accompanying balance sheets of Torres del Plata I Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States and the US Department of Agriculture, Farmers Home Administration Audit Program Handbook, issued in December 1989. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Torres del Plata I Limited Partnership as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 28, 1998, on our consideration of the Partnership's internal control structure and a report dated January 28, 1998 on its compliance with laws, regulations, contracts, loan covenants and agreements.

                                          /s/ TORRES LLOMPART, SANCHEZ RUIZ & CO
                                          --------------------------------------



January 28, 1998
License No. 169
San Juan, Puerto Rico

Stamp number 1462219 was affixed
to the original of this report.

                [TORRES LLOMPART, SANCHEZ RUIZ & CO LETTERHEAD]



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

                                          /s/ TORRES LLOMPART, SANCHEZ RUIZ & CO
                                          --------------------------------------

January 23, 1997
License No. 169
San Juan, Puerto Rico

Stamp number 1392913 was
affixed to the original of this report.

                          INDEPENDENT AUDITORS' REPORT


TO THE PARTNERS OF
TERRACE GARDENS LIMITED PARTNERSHIP,
A CALIFORNIA LIMITED PARTNERSHIP:



We have audited the accompanying balance sheets of Terrace Gardens Limited Partnership, a California Limited Partnership, as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Terrace Gardens Limited Partnership, a California Limited Partnership, as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




San Diego, California
January 23, 1998

                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT

To the Partners
100 Sixth Avenue Associates, Limited Partnership aka Ticino Apartments

We have audited the balance sheets of 100 SIXTH AVENUE ASSOCIATES, LIMITED PARTNERSHIP AKA TICINO APARTMENTS as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 100 Sixth Avenue Associates, Limited Partnership as of December 31, 1997 and 1996 and the results of its operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

The financial statements have been prepared assuming the Partnership will continue as a going concern. As described in Note 6, insufficient cash flows and recurring losses from operations raise substantial doubt about the Project's ability to continue as a going concern. Management's plans regarding these matters are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The additional financial data are presented for the purpose of additional analysis and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                         /s/ ALTSCHULER, MELVOIN AND GLASSER LLP
                                         ---------------------------------------


Los Angeles, California
March 5, 1998

                    [BLACKMAN & ASSOCIATES, P.C. LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT


To the Partners
Vinton/Park School Apartments
  Limited Partnership
Omaha, Nebraska


We have audited the accompanying balance sheets of Vinton/Park School Apartments Limited Partnership (a Nebraska Limited Partnership) as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' capital accounts and cash flows for the years ended December 31, 1997, 1996 and 1995.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vinton/Park School Apartments Limited Partnership at December 31, 1997 and 1996 and the results of its operations, changes in partners' capital accounts and cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

                                                 /s/ BLACKMAN & ASSOCIATES, P.C.
                                                 -------------------------------


Omaha, Nebraska
January 23, 1998

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996


                                                                   1997             1996
                                                               -----------      -----------
                         ASSETS
INVESTMENTS IN LIMITED PARTNERSHIPS
    (Notes 1 and 2)                                            $14,370,207      $17,721,398

CASH AND CASH EQUIVALENTS (Note 1)                                 540,686          149,927

RESTRICTED CASH                                                     75,000           75,000
                                                               -----------      -----------

TOTAL ASSETS                                                   $14,985,893      $17,946,325
                                                               ===========      ===========


             LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
Accrued fees and expenses due to partners (Notes 4 and 7)      $ 4,727,721      $ 3,996,221
Capital contributions payable (Note 3)                             329,030          392,300
Accounts payable and accrued expenses                              224,703          270,354
                                                               -----------      -----------
                                                                 5,281,454        4,658,875


CONTINGENCIES (Note 6)


PARTNERS' EQUITY                                                 9,704,439       13,287,450
                                                               -----------      -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY                         $14,985,893      $17,946,325
                                                               ===========      ===========



   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                  1997              1996              1995
                                              -----------       -----------       -----------
INTEREST AND OTHER INCOME                     $    51,975       $    99,016       $    75,125
                                              -----------       -----------       -----------

OPERATING EXPENSES:
     Management fees - partners (Note 4)          692,956           692,956           692,955
     Legal and accounting                          66,790           132,991           374,878
     General and administrative (Note 4)          144,225           149,695           139,846
                                              -----------       -----------       -----------

         Total operating expenses                 903,971           975,642         1,207,679
                                              -----------       -----------       -----------

LOSS FROM PARTNERSHIP OPERATIONS                 (851,996)         (876,626)       (1,132,554)

WRITE-OFF OF INVESTMENT IN
     LIMITED PARTNERSHIP (Note 2)                (560,766)       (2,289,875)       (1,158,801)

DISTRIBUTIONS FROM LIMITED
     PARTNERSHIPS  RECOGNIZED
     AS  INCOME                                    18,381            37,532                --

EQUITY IN LOSS OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ACQUISITION COSTS (Note 2)             (2,188,630)       (2,049,514)       (3,828,734)
                                              -----------       -----------       -----------

NET LOSS                                      $(3,583,011)      $(5,178,483)      $(6,120,089)
                                              ===========       ===========       ===========

NET LOSS PER LIMITED
     PARTNERSHIP INTEREST (Note 1)            $      (148)      $      (215)      $      (254)
                                              ===========       ===========       ===========



   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                      Special
                                      Limited           General           Limited
                                      Partners          Partners          Partners              Total
                                    ------------      ------------       ------------       ------------
PARTNERS' EQUITY (DEFICIENCY),
        January 1, 1995             $      1,000      $   (272,963)      $ 24,857,985       $ 24,586,022

      Net loss for 1995                       --           (61,201)        (6,058,888)        (6,120,089)
                                    ------------      ------------       ------------       ------------

PARTNERS' EQUITY (DEFICIENCY),
      December 31, 1995                    1,000          (334,164)        18,799,097         18,465,933

      Net loss for 1996                       --           (51,785)        (5,126,698)        (5,178,483)
                                    ------------      ------------       ------------       ------------

PARTNERS' EQUITY (DEFICIENCY),
      December 31, 1996                    1,000          (385,949)        13,672,399         13,287,450

      Net loss for 1997                       --           (35,830)        (3,547,181)        (3,583,011)
                                    ------------      ------------       ------------       ------------

PARTNERS' EQUITY (DEFICIENCY),
      December 31, 1997             $      1,000      $   (421,779)      $ 10,125,218       $  9,704,439
                                    ============      ============       ============       ============



   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                    1997              1996              1995
                                                                -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net  loss                                                   $(3,583,011)      $(5,178,483)      $(6,120,089)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
    Equity in losses of limited partnerships
      and amortization of acquisition costs                       2,188,630         2,049,514         3,828,734
    Write-off of investee partnership                               560,766         2,289,875         1,158,801
    Increase in:
      Accrued fees and expenses due to partners                     731,500           729,700           763,430
      Accounts payable and accrued expenses                         (45,651)          (54,997)           24,326
                                                                -----------       -----------       -----------

    Net cash used in operating activities                          (147,766)         (164,391)         (344,798)
                                                                -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in investee partnerships:
    Capital contributions and advances to ( recovery from)
      limited partnerships                                          494,576          (223,816)          112,749
    Capitalized acquisition costs and fees                              305                --            (2,745)
    Distributions recognized as a return of capital                 106,914            86,852           120,707
    Increase (decrease) in capital contributions payable            (63,270)          (49,000)          441,300
    Decrease in other assets                                             --                --            16,894
                                                                -----------       -----------       -----------

    Net cash provided by (used in) investing activities             538,525          (185,964)          688,905
                                                                -----------       -----------       -----------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                390,759          (350,355)          344,107

CASH AND CASH EQUIVALENTS,
    beginning of year                                               149,927           500,282           156,175
                                                                -----------       -----------       -----------

CASH AND CASH EQUIVALENTS,
     end of year                                                $   540,686       $   149,927       $   500,282
                                                                ===========       ===========       ===========



   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997

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

  At December 31, 1997, the Local Partnerships own residential projects consisting of 2,788 apartment units.

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

  The Partnership's allocable share of losses from Local Partnerships are recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of unconsolidated limited partnerships was approximately $14,981,471 and $13,934,000 as of December 31, 1997 and 1996, respectively.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997

2.     INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

 Distributions from the Local Partnerships are accounted for as a return of capital until the investment balance is reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions received will be recognized as income.

 The following is a summary of the investments in and advances to Local Partnerships and reconciliation to the Local Partnerships accounts:

                                                                                1997               1996
                                                                            ------------       ------------
         Investment balance, beginning of year                              $ 17,721,398       $ 21,923,823
         Capital contributions to (recovery from) limited partnerships          (494,576)           223,816
         Capitalized acquisition costs and fees (Note 3)                            (305)                --
         Equity in loss of limited partnerships                               (2,059,308)        (1,893,223)
         Write off of investee partnership                                      (560,766)        (2,289,875)
         Amortization of capitalized acquisition costs and fees                 (129,322)          (156,291)
         Distributions recognized as a return of capital                        (106,914)           (86,852)
                                                                            ------------       ------------

         Investment balance, end of year                                    $ 14,370,207       $ 17,721,398
                                                                            ============       ============


 In 1997, the Partnership received approximately $886,000 from the sale of a portion of its limited partner interest in two Local Partnerships.

 The difference between the investment per the accompanying balance sheets at December 31, 1997 and 1996, and the equity per the Local Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Partnerships the Partnership's recording of capital contributions payable to the Local Partnerships in its investment balance and costs capitalized to the investment account.

 Victorian Park

 Victorian Park Associates, which owns a 336-unit Apartment Complex located in Illinois, defaulted on its mortgage in July 1991 principally because the unaffiliated Local Operating General Partners failed to pay $800,000 of real property taxes required under their guarantees. On March 25, 1992, the Partnership commenced litigation against the Local Operating General Partners to enforce its rights. On November 13, 1992 the Partnership was advised that a Chapter 11 petition in bankruptcy was filed by the Local Operating General Partners on behalf of the Local Partnership and that the lender, Patrician Mortgage ("Patrician"), had accelerated its mortgage. On January 7, 1993, the Partnership obtained an order compelling the Local Operating General Partners to perform under their Guarantees, which order was reversed by the U.S. Court of Appeals for the Seventh Circuit. The Local Operating General Partners' Seventh Amended Plan of Reorganization (the "Plan") is now pending approval. Pursuant to the Plan, Patrician is required to reissue and/or reduce the principal on the first mortgage bonds and the Local Operating General Partners are required to (i) pay $1,000,000 cash to implement the Plan and (ii) pay an agreed upon monthly guarantee payment. No assurances can be given that the Plan will be successfully implemented. As of December

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997



2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

 31, 1997 and 1996, the Partnership's carrying value of the investment in the Victorian Local Partnership (which represents approximately 5.7 percent of the Partnership's total equity initially invested in Local Partnerships) was zero.

 Summit I, II and III

 The general contractor for three related Local Partnerships, Summit I, Summit II and Summit III, initiated a lawsuit in December 1992 against the Local Partnerships and the Partnership seeking damages in the amount of approximately $600,000 allegedly due pursuant to the respective general contracts plus damages for alleged misrepresentations and punitive damages. The Partnership believes that the general contractor's claims are barred and/or subject to offset and it has filed responsive pleadings. The Partnership has not accrued any liability in the accompanying financial statements as of December 31, 1997 and 1996. The lawsuit has been dormant for more than three years. Occupancy levels at the three related Local Partnerships, Summit I, II, and III (Wallace, Bergdoll, and Chandler School located in Philadelphia) were 94%, 89%, and 80%, respectively, at December 31, 1997, and the properties have been operating at a deficit. The Summit I and III properties have approximately $187,000 in outstanding property taxes (a portion of which could result in liens on the properties), utility bills, and other trade payables. The local general partner is currently attempting to negotiate discounted payments and/or payment plans for these items which, if unsuccessful, could result in foreclosure proceedings on all three properties. In 1996, the aggregate carrying value of the investments in Summit I, Summit II and Summit III of approximately $2,290,000 was written off. Summits I, II and III represent 3.2%, 1.4% and 4.6%, respectively, of NTCP's original portfolio investment.

 Meadows

 The Meadows Apartments (the "Local Partnership") is a 114-unit building located in Ypsilanti, Michigan. The first mortgage loan matured on May 15, 1996. After the lender refused to negotiate an extension of the loan, the Local Partnership filed Chapter 11 bankruptcy proceedings to avert foreclosure. A plan of reorganization for the Local Partnership (the "Plan") was approved by the bankruptcy court on December 16, 1996. Under the Plan, the existing loan in the principal amount of $2,890,000, at an interest rate of 10%, was reduced to $2,100,000 with an interest rate of 9%. In exchange, the lender received one-third of NTCP's local partnership interest, including anticipated allocations of housing tax credits in the amount of approximately $488,500. The property operated at an occupancy level of 96% as of December 1997, and attained break-even levels of operations during 1997. As of December 31, 1997 and 1996, the Partnership's carrying value of the investment in the Meadows Apartments was zero, as the investment was written off in 1995.

 Glenark

       Pursuant to the terms of a workout, dated January 11, 1995 (the "Workout") agreed between the parties relating to the resolution of an existing default under the first mortgage loan encumbering Glenark Landing, an annual payment of $30,000 is due in March 1998 to the Rhode Island Housing and Mortgage Finance Corporation (the "Lender"). The Workout provides for additional payments of $42,800 per year, for a five year term, totaling $214,000. The property incurred significant accounts payable due to necessary repairs, consequently the property

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997


2.     INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

 has accrued payables in the amount of $70,000. The General Partner is negotiating with the Lender for an extension of time to make the $30,000 payment. In addition, the General Partner is requesting a release of available replacement reserves from the Lender to bring the accounts payable current. The Partnership's investment in Glenark was zero at December 31, 1997 and 1996.

 Holden Village & Ticino Apartments

 Holden Village and Ticino Apartments, located in Seattle, Washington, maintained average occupancy levels of 96% and 89%, respectively, and experienced operating deficits of approximately $151,000 and $95,000, respectively, during 1997. The high cost of servicing the debt is the largest contributing factor associated with the deficit operations. In January 1998, NTCP was successful in negotiating an interest rate reduction with the lender for each of the properties. Based on the loan modifications, the operating performance of each property is expected to improve substantially. The Partnership's total investment in Holden Village and Ticino Apartments was approximately $1,306,000 and $1,533,000 at December 31, 1997 and 1996,
 respectively.

 Dynes Village

 The Dynes Village Apartments complex is operating at a deficit and the first mortgage loan encumbering the property was delinquent until it was brought current by NTCP in November 1997. In addition, the property has been audited by the IRS with respect to tenant qualifications performed by the prior local operating general partner. The IRS has disqualified all future housing tax credits based on what they consider non-compliance by the prior local operating general partner. Finally, the property is budgeted to operate at a deficit during 1998. As a result, the Partnership's investment in Dynes Village of $560,766 at December 31, 1997 was written off during the year.

 Blue Lake

 Pursuant to the terms of a loan workout, dated March 25, 1995 (the "Workout"), NTCP is required to contribute an additional $541,300 to the local partnership over a ten year period. In exchange, the debt service on the property is payable out of net cash flow. During 1997 and 1996, approximately $63,000 and $49,000, respectively, was paid by NTCP to the local partnership under the Workout (see Note 3). The Partnership's investment in Blue Lake at December 31, 1997 and 1996 was zero.

 Rose City

 During 1997, the Oregon Housing and Community Services Department ("Department") inspected Rose City Village Limited Partnership's compliance with the low-income housing credit provisions of the Internal Revenue Code, and determined that the Partnership was not in compliance. The Department filed Form 8823, Low-Income Housing Credit Agencies Report of Noncompliance, with the Internal Revenue Service. Management believes the instances of noncompliance are now corrected; however, as of the date of this report, resolution of this matter by the Department and the Internal Revenue Service is still outstanding. The effect, if any, of the noncompliance on the financial statements of the Partnership cannot be determined at this date. The Partnership's investment in Rose City at December 31, 1997 was $685,558.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

 Selected financial information from the combined financial statements of the Local Partnerships at December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997 is as follows:

                                 Balance Sheets

                                                                 1997              1996
                                                              ---------         ---------
                                                                     (in thousands)
          Land and buildings, net                             $ 102,994         $ 105,915
                                                              =========         =========

          Total assets                                        $ 109,481         $ 112,540
                                                              =========         =========

          Mortgages payable secured by real property          $  87,811         $  88,936
                                                              =========         =========

          Total liabilities                                   $ 107,169         $ 106,966
                                                              =========         =========

          Equity of National Tax Credit Partners, L.P.        $  (3,216)        $     651
                                                              =========         =========

          Equity of other partners                            $   5,529         $   4,924
                                                              =========         =========

                            Statements of Operations

                                                    1997             1996             1995
                                                  --------         --------         --------
                                                                 (in thousands)

     Total revenues                               $ 18,087         $ 17,624         $ 17,015
                                                  ========         ========         ========

     Interest expense                             $  7,687         $  7,608         $  8,173
                                                  ========         ========         ========

     Depreciation                                 $  4,269         $  4,371         $  4,546
                                                  ========         ========         ========

     Total expenses                               $ 21,546         $ 33,530         $ 21,750
                                                  ========         ========         ========

     Net loss                                     $ (3,459)        $(15,906)        $ (4,735)
                                                  ========         ========         ========

     Net loss allocable to the Partnership        $ (3,466)        $(15,436)        $ (4,584)
                                                  ========         ========         ========

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997


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

                                                  1997             1996              1995
                                                --------         --------         --------
                                                              (in thousands)
     Total assets                               $ 48,987         $ 50,550
                                                ========         ========

     Total liabilities                          $ 48,133         $ 47,939
                                                ========         ========

     Equity (Deficiency) of National Tax
        Credit Partners, L.P.                   $ (3,177)        $   (986)
                                                ========         ========

     Equity of other partners                   $  4,030         $  3,597
                                                ========         ========

     Total revenue                              $  7,503         $  7,475         $  7,275
                                                ========         ========         ========

     Net loss                                   $ (1,971)        $ (8,140)        $ (2,932)
                                                ========         ========         ========

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

4.   RELATED-PARTY TRANSACTIONS

 Under the terms of the Restated Certificate and Agreement of the Limited Partnership, the Partnership is obligated to the General Partner and the Special Limited Partner for the following fees:

 (a) An annual Partnership management fee in an annual amount equal to 0.5 percent of invested assets (as defined in the partnership agreement) is payable to the General Partner and Special Limited Partner. Partnership management fees expensed were $692,956, $692,956 and $692,955 for 1997, 1996 and 1995, respectively. At December 31, 1997 and 1996, $4,727,721 and $3,996,221, respectively, was due the General Partner and Special Limited Partner.

 (b) A property disposition fee is payable to the General Partner in an amount equal to the lesser of (i) one-half of the competitive real estate commission that would have been charged by unaffiliated third parties providing comparable services in the area where the apartment complex is located, or (ii) 3 percent of the sales price received in connection with the sale or disposition of the apartment complex or local partnership interest, but in no event will the property disposition fee and all amounts payable to unaffiliated real estate brokers in connection with any such sale exceed in the aggregate, the lesser of the competitive rate (as

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997



4.      RELATED-PARTY TRANSACTIONS (CONTINUED)

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

 (c) The Partnership reimburses certain expenses to the General Partner. The reimbursement due to the General Partner was $38,544, $36,744 and $35,079 during 1997, 1996 and 1995, respectively, and included in general and administrative expenses.

 NTC is the Local Operating General Partner in sixteen of the Partnership's 31 Local Partnerships. In addition, NTC is either a special limited partner or a non-managing, administrative general partner in each Local Partnership.

 An affiliate of the General Partner is responsible for the on-site property management for two Local Partnerships (Note 2). The Local Partnerships paid the affiliate property management fees of $67,157, $65,049 and $68,800 in 1997, 1996 and 1995, respectively.

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

 The Partnership has assessed the potential impact of the Year 2000 computer systems issue on its operations. The Partnership believes that no significant actions are required to be taken by the Partnership to address the issue and that the impact of the Year 2000 computer systems issue will not materially affect the Partnership's future operating results or financial condition.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997


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

8.      FOURTH-QUARTER ADJUSTMENT

 The Partnership's policy is to record its equity in the loss of limited partnerships on a quarterly basis using estimated financial information furnished by the various local operating general partners. The equity in loss reflected in the accompanying annual financial statements is based primarily upon audited financial statements of the investee limited partnerships. The increase, in equity in loss of approximately $536,269, between the estimated nine-month equity in loss and the actual 1997 year end equity in loss has been recorded in the fourth quarter.

                   NATIONAL TAX CREDIT PARTNERS, L.P. SCHEDULE
                    INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                          YEAR ENDED DECEMBER 31, 1997
------------------------------------------------------------------------------------------------------------------------------------
                         BALANCE                   CAPITALIZED                 EQUITY      AMORTIZATION     BALANCE       CAPITAL
  LIMITED              JANUARY 1,      CAPITAL     ACQUISITION     CASH        INCOME     OF CAPITALIZED  DECEMBER 31, CONTRIBUTIONS
PARTNERSHIPS              1997      CONTRIBUTIONS     COSTS    DISTRIBUTIONS   (LOSS)       ACQ. COSTS       1997         PAYABLE
------------           -----------  -------------  ----------- ------------- -----------  -------------- ------------- -------------
Apple Tree             $   173,648   $                $          $  (1,900)   $   (13,161)   $  (1,418)    $   157,169     $
Blue Lake                        0                                                      0             0              0
ComFed                           0                                                      0             0              0
Concept I & II             140,282                                                 (2,035)       (6,318)       131,929
Countryview Columbus     2,230,431    (625,582)                                  (125,113)      (13,007)     1,466,729
Dickens                    117,438                                               (117,438)            0              0
Dynes Village              630,428      53,900                                   (671,696)      (12,632)             0
Genoa Plaza                152,794                                  (3,779)       (17,122)         (529)       131,364
Glenark                          0      36,400                                    (36,400)            0              0
Grand Meadows              996,605                                                (93,388)       (3,812)       899,405
Grinnell Park              119,821                                                 (7,823)         (215)       111,783
Hickory Green              432,097                                                (32,574)       (5,279)       394,244
Holden Village             944,835      22,000                                   (149,437)       (7,597)       809,801
Kimberly Court             173,339                                  (1,724)       (43,541)       (1,663)       126,411
The Meadows                      0     262,492                                   (262,492)            0              0
Mountain View I          1,057,747                                  (6,000)       (77,667)       (7,990)       966,090
Mountain View II         1,417,710                                  (3,000)       (98,004)       (7,990)     1,308,716
Newbury Place            2,431,711     (10,000)                                  (287,676)      (14,698)     2,119,337
North Liberty Park          34,268                                                (23,246)         (917)        10,105
Paris Hotel                330,589                                                (24,603)       (2,834)       303,152
Rolling Hills              777,946                                 (49,445)      (602,763)       (8,800)       116,938
Rose City                  604,078    (260,000)                     (1,750)       347,171        (3,941)       685,558
Summit I                         0       2,354                                     (2,354)
Summit II                        0      10,023                                    (10,023)
Summit III                       0       5,837                                     (5,837)
Torres de Plata I          141,674                                  (6,450)       (89,064)         (832)        45,328
Terrace Gardens          1,975,852                                               (107,346)      (13,253)     1,855,253
Ticino                     588,003       8,000         (305)                      (94,176)       (5,006)       496,516
Tyrone Elderly             959,066                                 (32,866)        48,100        (5,188)       969,112
Victorian Park                   0                                                                                   0
Vinton Park School       1,291,036                                                (20,366)       (5,403)     1,265,267
                      ------------   ---------        -----      ---------    -----------     ----------   -----------      -----

                      $ 17,721,398   $(494,576)       $(305)     $(106,914)   $(2,620,074)     (129,322)   $14,370,207      $   0
                      ============   =========        =====      =========    ===========     ==========   ===========      =====

                       NATIONAL TAX CREDIT PARTNERS, L.P.              SCHEDULE
                    INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS        (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                    YEAR ENDED DECEMBER 31, 1996
---------------------------------------------------------------------------------------------------------------------------------
                                                                                             AMORTIZATION                 CAPITAL
                           BALANCE       CAPITAL    CAPITALIZED      CASH         EQUITY          OF         BALANCE      CONTRI-
  LIMITED                 JANUARY 1,    CONTRIBU-   ACQUISITION    DISTRIBU-      INCOME     CAPITALIZED   DECEMBER 31,   BUTIONS
PARTNERSHIPS                 1996         TIONS        COSTS         TIONS        (LOSS)      ACQ. COSTS      1996        PAYABLE
------------            -------------   ---------   -----------    ---------   -----------   ------------  ------------   --------
Apple Tree               $   182,313    $              $           $ (1,900)   $    (5,347)   $  (1,418)   $   173,648    $
Blue Lake                          0                                                     0            0              0     392,300
ComFed                             0                                                     0            0              0
Concept I & II               250,778                                              (104,178)      (6,318)       140,282
Countryview Columbus       2,215,062     104,187                                   (75,811)     (13,007)     2,230,431
Dickens                      266,437                                              (145,751)      (3,248)       117,438
Dynes Village                756,218                                              (113,158)     (12,632)       630,428
Genoa Plaza                  173,424                                               (20,101)        (529)       152,794
Glenark                            0      34,200                                   (34,200)           0              0
Grand Meadows              1,085,626                                               (85,209)      (3,812)       996,605
Grinnell Park                127,321                                                (7,285)        (215)       119,821
Hickory Green                528,049        (369)                                  (90,304)      (5,279)       432,097
Holden Village             1,084,955      43,911                                  (176,434)      (7,597)       944,835
Kimberly Court               219,210                                 (1,724)       (42,484)      (1,663)       173,339
The Meadows                        0     (28,880)                                   28,880            0              0
Mountain View I            1,146,496                                               (80,759)      (7,990)     1,057,747
Mountain View II           1,531,416                                              (105,715)      (7,991)     1,417,710
Newbury Place              2,572,173      18,254                                  (144,018)     (14,698)     2,431,711
North Liberty Park            56,746                                               (21,561)        (917)        34,268
Paris Hotel                  354,293                                 (4,000)       (16,870)      (2,834)       330,589
Rolling Hills              1,185,549                                (49,445)      (349,358)      (8,800)       777,946
Rose City                    585,697                                (23,333)        45,655       (3,941)       604,078
Summit I                     607,899      17,950                                  (617,772)      (8,077)             0
Summit II                  1,055,009                                            (1,047,145)      (7,864)             0
Summit III                   632,737                                              (624,958)      (7,779)             0
Torres de Plata I            257,288                                 (6,450)      (108,332)        (832)       141,674
Terrace Gardens            2,117,731                                              (128,626)     (13,253)     1,975,852
Ticino                       655,731      34,563                                   (97,285)      (5,006)       588,003
Tyrone Elderly               924,479                                                39,775       (5,188)       959,066
Victorian Park                     0                                                     0            0              0
Vinton Park School         1,351,186                                               (54,747)      (5,403)     1,291,036
                        ------------    --------      ---          --------    -----------    ---------    -----------   --------

                         $21,923,823    $223,816       $0          $(86,852)   $(4,183,098)   $(156,291)   $17,721,398   $392,300
                        ============    ========      ===          ========    ===========    =========    ===========   ========

                      NATIONAL TAX CREDIT PARTNERS SCHEDULE
7                   INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS           SCHEDULE
                  YEARS ENDED DECEMBER 31, 1997,1996, AND 1995

                                                    YEAR ENDED DECEMBER 31, 1995
------------------------------------------------------------------------------------------------------------------------------------
                     BALANCE                                  CAPITALIZED      EQUITY      AMORTIZATION     BALANCE      CAPITAL
  LIMITED          JANUARY 1,      CAPITAL     ACQUISITION       CASH          INCOME     OF CAPITALIZED  DECEMBER 31, CONTRIBUTIONS
PARTNERSHIPS          1995     CONTRIBUTIONS      COSTS      DISTRIBUTIONS     (LOSS)       ACQ. COSTS        1995         PAYABLE
---------------   -----------  -------------  ------------  ---------------  -----------  --------------  ------------  ------------
Apple Tree        $   193,325     $             $               $  (1,900)   $    (7,694)   $  (1,418)    $   182,313
Blue Lake                   0       556,300                                     (556,300)                           0    $441,300
Cigar Factory          14,781                                                          0      (14,781)              0
ComFed                183,875      (265,000)                                      87,000       (5,875)              0
Concept I & II        299,542          (747)                                     (41,699)      (6,318)        250,778
Countryview
 Columbus           2,519,287      (113,629)                                    (177,589)     (13,007)      2,215,062
Dickens               376,032                                                   (106,347)      (3,248)        266,437
Dynes Village         759,523        10,794                                       (1,467)     (12,632)        756,218
Genoa Plaza           206,561                                                    (32,608)        (529)        173,424
Glenark                     0       140,937                                     (140,937)           0               0
Grand Meadows       1,200,010                                                   (110,572)      (3,812)      1,085,626
Grinnell Park         135,807                                                     (8,271)        (215)        127,321
Hickory Green         633,802       (44,130)                                     (56,344)      (5,279)        528,049
Holden Village      1,172,070        44,369                                     (123,887)      (7,597)      1,084,955
Kimberly Court        235,814                                      (1,724)       (13,217)      (1,663)        219,210
The Meadows         1,389,894       (17,470)                                  (1,362,806)      (9,618)              0
Mountain View I     1,272,704                                                   (110,924)     (15,284)      1,146,496
Mountain View II    1,664,259                                                   (132,146)        (697)      1,531,416
Newbury Place       2,848,257      (107,172)                                    (154,214)     (14,698)      2,572,173
North Liberty
 Park                  74,162                                                    (16,499)        (917)         56,746
Paris Hotel           377,332                                      (4,000)       (16,205)      (2,834)        354,293
Rolling Hills       1,546,696                                     (50,000)      (302,347)      (8,800)      1,185,549
Rose City             956,200      (380,000)                      (40,000)        53,438       (3,941)        585,697
Summit I            1,137,112        29,652      2,721                          (553,555)      (8,031)        607,899
Summit II           1,156,577                                                    (93,704)      (7,864)      1,055,009
Summit III          1,052,290                       24                          (411,798)      (7,779)        632,737
Torres de
 Plata I              362,643                                      (6,550)       (97,973)        (832)        257,288
Terrace Gardens     2,323,555                                                   (192,571)     (13,253)      2,117,731
Ticino                709,720        33,347                                      (82,330)      (5,006)        655,731
Tyrone Elderly        925,779                                     (16,533)        20,421       (5,188)        924,479
Victorian Park              0                                                          0            0               0
Vinton Park
 School              1,414,460                                                    (57,871)      (5,403)      1,351,186
                  ------------    ----------    ------          ---------    -----------   ----------     -----------    --------

                  $27,142,069     $(112,749)    $2,745          $(120,707)   $(4,801,016)   $(186,519)    $21,923,823    $441,300
                  ============    ==========    ======          =========    ===========   ==========     ===========    ========

                                                                      SCHEDULE
                                                                     (Continued)

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                    INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



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

                                                                    SCHEDULE III


                       NATIONAL TAX CREDIT PARTNERS, L.P.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                 OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                         IN WHICH NTCP HAS INVESTMENTS
                               DECEMBER 31, 1997

                                                                                   BUILDINGS,
                                                                                  FURNISHINGS
                                                                                  & EQUIPMENT       TOTAL LAND
                                      NUMBER      OUTSTANDING                    AMOUNT CARRIED    AND BUILDINGS
                                        OF          MORTGAGE                       AT CLOSE OF     FURNISHINGS &    ACCUMULATED
PARTNERSHIP/LOCATION                  UNITS          LOAN            LAND           PERIOD           EQUIPMENT      DEPRECIATION
--------------------------------------------------------------------------------------------------------------------------------

Apple Tree Associates                     24      $   892,872     $    74,000     $  1,173,575     $  1,247,575     $   247,069
  Brigham City, UT
Art Museum - Summit I (Wallace)           17        1,595,160               0                0                0               0
  Philadelphia, PA
Art Museum - Summit II (Bergdoll)          9           66,824               0                0                0               0
  Philadelphia, PA
Art Museum - Summit III (Chandler)        25        2,391,333               0                0                0               0
  Philadelphia, PA
Blue Lake                                106        4,750,000         335,000        1,654,521        1,989,521         210,479
  Miami, FL
ComFed Qualified Housing Limited         116        2,176,892         385,467        4,160,750        4,546,217       1,407,810
  Partnership III
Concept I & II Limited Partnership        40        1,556,304         131,600        2,440,871        2,572,471         617,894
  Cleveland, OH
Countryview Columbus Limited             152        3,976,538         320,000        7,290,177        7,610,177       1,403,156
  Columbus, OH
Dickens Associates II                     34        1,272,916         105,000        2,299,724        2,404,724         474,180
  Chicago, IL
Dynes Village Associates Limited          42          766,438          65,000        2,576,987        2,641,987         627,721
  Cleveland, OH
Genoa Plaza Limited Partnership           48        1,331,347          98,024        1,673,067        1,771,091         368,292
  Genoa City, WI
Glenark Associates Limited                67        3,911,140          45,525        7,047,086        7,092,611       1,710,171
  Woonsocket, RI
Grand Meadows II Limited                  64        1,921,225         112,000        3,447,520        3,559,520         707,216
  Grand Blanc, MI
Grinnel Park Limited                      24          607,788          48,400          778,972          827,372         172,848
  Grinnel, PA
Hickory Green Limited Partnership         59        1,454,832         215,000        2,688,685        2,903,685         733,922
  Westland, MI
Holden Village Limited Partnership        96        2,490,117         280,000        4,179,848        4,459,848       1,242,341
  West Seattle, WA
Kimberly Court                            24        1,483,643         233,900        1,750,750        1,984,650         377,579
  Seward, AK
The Meadows Limited Partnership          114        2,085,173         123,900        1,943,184        2,067,084          99,684
  Ypsilanti, MI
Mountain View Limited I                  120        2,743,150         685,819        4,181,840        4,867,659         911,311
  Lawrence, MA
Mountain View Limited II                 159        3,946,434         866,212        5,191,215        6,057,427       1,114,070
  Lawrence, MA
Newbury Limited Partnership              164        3,723,721         739,882        8,025,649        8,765,531       1,609,788
  Oak Creek, WI
North Liberty Park Limited                24          603,657          47,811          729,137          776,948         185,346
  North Liberty, IA
Paris Hotel Limited Partnership           17          876,254         179,160        1,673,902        1,853,062         338,419
  Denver, CO
Rolling Hills Apts. Limited              232        5,126,420         800,000       11,453,473       12,253,473       2,493,828
  Pottsgrove Township, PA
Rose City                                264        5,985,000         463,955        9,415,289        9,879,244       2,454,241
  Portland, OR
Terrace Gardens Limited Partnership      150        5,175,499       1,522,369        8,061,143        9,583,512       2,602,926
  Lemon Grove, CA
Ticino Apts. Limited Partnership          45        1,370,546         101,066        2,129,970        2,231,036         452,617
  Seattle, WA
Torres de Plata I                         72        3,024,427         161,280        3,720,726        3,882,006         927,677
  Toa Alta, PR
Tyrone Elderly Limited Partnership       100        3,252,536         100,000        4,740,670        4,840,670         984,747
  Tyrone, PA
Victorian Park                           336       16,537,820       1,737,727       17,517,369       19,255,096       6,828,994
  Streamwood, IL
Vinton/Park School Apts. Limited          44          715,450         145,500        2,663,751        2,809,251         435,178
  Omaha, NE
                                   --------------------------------------------------------------------------------------------
TOTAL                                  2,788      $87,811,456     $10,123,597     $124,609,851     $134,733,448     $31,739,504
                                   ============================================================================================

                                                                    SCHEDULE III
                                                                     (Continued)



              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                           HELD BY LOCAL PARTNERSHIPS
                          IN WHICH NTCP HAS INVESTMENTS
                                DECEMBER 31, 1997

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

                  3.   Investments in property and equipment:


                                                                     Buildings,
                                                                    Furnishings,
                                                  Land               Equipment               Total
                                             -------------         -------------         -------------
     Balance, January 1, 1995                $  10,511,308         $ 141,331,474         $ 151,842,782

     Net dispositions during the year             (106,961)           (2,579,242)           (2,686,203)
                                             -------------         -------------         -------------

     Balance, December 31, 1995                 10,404,347           138,752,232           149,156,579

     Net dispositions during the year              (48,350)          (13,726,709)          (13,775,059)
                                             -------------         -------------         -------------

     Balance, December 31, 1996                 10,355,997           125,025,523           135,381,520

     Net disposition during the year              (232,400)             (415,672)             (648,072)
                                             -------------         -------------         -------------

     Balance, December 31, 1997              $  10,123,597         $ 124,609,851         $ 134,733,448
                                             =============         =============         =============

                                                                    SCHEDULE III
                                                                     (Continued)


                       NATIONAL TAX CREDIT PARTNERS, L.P.
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                           HELD BY LOCAL PARTNERSHIPS
                          IN WHICH NTCP HAS INVESTMENTS
                                DECEMBER 31, 1997



                                                                 Buildings,
                                                                Furnishings
ACCUMULATED DEPRECIATION:                                      And Equipment
                                                               -------------
     Balance, January 1, 1995                                   $22,359,093

     Net additions during the year                                3,538,116
                                                                -----------

     Balance, December 31, 1995                                  25,897,209

     Net additions during the year                                3,569,691
                                                                -----------

     Balance, December 31, 1996                                  29,466,900

     Net additions during the year                                2,272,604
                                                                -----------

     Balance, December 31, 1997                                 $31,739,504
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

CHARLES H. BOXENBAUM, 68, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

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

BRUCE E. NELSON, 46, President and a director of NAPICO.

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

ALAN I. CASDEN, 52, Chairman of The Casden Company, an affiliate of Casden Properties (formerly CoastFed Properties), a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

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

HENRY C. CASDEN, 54, President, Chief Operating Officer and Secretary of The Casden Company and a director and secretary of NAPICO.

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

BOB SCHAFER, 56, Senior Vice President and Corporate Controller.

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

PATRICIA W. TOY, 68, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 37, Executive Vice President, General Counsel and Assistant Secretary.

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

NAPICO and several of its officers, directors and affiliates, including Charles
H. Boxenbaum, Bruce E. Nelson and Alan I. Casden, consented to the entry, on June 25, 1997, of an administrative cease and desist order by the U.S. Securities and Exchange Commission (the "Commission"), without admitting or denying any of the findings made by the Commission. The Commission found that NAPICO and others had violated certain federal securities laws in connection with transactions unrelated to the Partnership. The Commission's order did not impose any cost, burden or penalty on any partnership managed by NAPICO and does not impact NAPICO's ability to serve as the Partnership's Managing General Partner.

ITEM 11.  MANAGEMENT REMUNERATION AND TRANSACTIONS:

National Tax Credit Partners, L.P. has no officers, employees, or directors. However, under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to the General Partner and Special Limited Partner for the following fees:

(a) An annual partnership management fee in an amount equal to 0.5 percent of invested assets (as defined) is payable to the General Partner and Special Limited Partner. For the years ended December 31, 1997, 1996 and 1995, $692,956, $692,956 and $692,955, respectively, has been incurred.

(b) A property disposition fee is payable to the General Partner in an amount equal to the lesser of (i) one-half of the competitive real estate commission that would have been charged by unaffiliated third parties providing comparable services in the area where the Apartment Complex is located, or (ii) 3 percent of the sale price received in connection with the sale or disposition of the Apartment Complex or Local Partnership Interest, but in no event will the Property Disposition Fee and all amounts payable to unaffiliated real estate brokers in connection with any such sale exceed in the aggregate the lesser of the competitive rate (as described above) or 6 percent of such sale price. Receipt of the Property Disposition Fee will be subordinated to the distribution of Sale or Refinancing Proceeds by the Partnership until the Limited Partners have received distributions of Sale or Refinancing Proceeds in an aggregate amount equal to (i) their 10 percent Priority Return for any year not theretofore satisfied and (ii) an amount equal to the aggregate adjusted investment (as defined) of the limited partners. No disposition fees have been paid.

(c) The Partnership reimburses certain expenses to the General Partner. For the years ended December 31, 1997, 1996 and 1995, $38,544, $36,744 and $35,079,
     respectively, has been paid.

(d) An affiliate of the General Partner is responsible for the on-site property management for two Local Partnerships. The Local Partnerships paid the affiliate property management fees of $67,157, $65,049, $68,800 in 1997, 1996 and 1995, respectively.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

(a)  Security Ownership of Certain Beneficial Owners

The General Partner owns all of the outstanding general partnership interests of NTCP; no person is known to own beneficially in excess of 5 percent of the outstanding Limited Partnership Interests.

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

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS.

FINANCIAL STATEMENTS

Report of Independent Public Accountants.

Balance Sheets as of December 31, 1997 and 1996.

Statements of Operations for the years ended December 31, 1997, 1996 and 1995.

Statements of Partners' Equity (Deficiency) for the years ended December 31, 1997, 1996 and 1995.

Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

Notes to Financial Statements.

FINANCIAL STATEMENT SCHEDULES APPLICABLE TO NATIONAL TAX CREDIT PARTNERS, L.P. AND THE LIMITED PARTNERSHIPS IN WHICH NATIONAL TAX CREDIT PARTNERS, L.P. HAS INVESTMENTS

Schedule - Investments in Local Limited Partnerships, December 31, 1997, 1996 and 1995.

Schedule III - Real Estate and Accumulated Depreciation, December 31, 1997.

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

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the year ended December 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Los Angeles, State of California.


NATIONAL TAX CREDIT PARTNERS, L.P.

By:      NATIONAL PARTNERSHIP INVESTMENTS CORP.
         General Partner


/s/ CHARLES H. BOXENBAUM
----------------------------------
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer


/s/ BRUCE E. NELSON
----------------------------------
Bruce E. Nelson
Director and President


/s/ ALAN I. CASDEN
----------------------------------
Alan I. Casden
Director


/s/ HENRY C. CASDEN
----------------------------------
Henry C. Casden
Director


/s/ BOB E. SCHAFER
----------------------------------
Bob E. Schafer
Senior Vice President of Finance