Form 10-Q
period 1998-03-31
NATIONAL TAX CREDIT PARTNERS L P
filed 1998-05-20
CIK 847415

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the Quarterly Period Ended MARCH 31, 1998

                         Commission File Number 0-18541

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

                      FOR THE QUARTER ENDED MARCH 31, 1998




PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements and Notes to Financial Statements

              Balance Sheets, March 31, 1998 and December 31, 1997........................1

              Statements of Operations
                    Three Months Ended March 31, 1998 and 1997............................2

              Statement of Partners' Equity (Deficiency)
                    Three Months Ended March 31, 1998.....................................3

              Statements of Cash Flows
                    Three Months Ended March 31, 1998 and 1997............................4

              Notes to Financial Statements ..............................................5

       Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ...................................12


PART II.  OTHER INFORMATION

       Item 1.  Legal Proceedings........................................................16

       Item 6.  Exhibits and Reports on Form 8-K.........................................17

       Signatures........................................................................18

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      MARCH 31, 1998 AND DECEMBER 31, 1997



                                     ASSETS

                                                                   1998              1997
                                                                (Unaudited)        (Audited)
                                                                -----------       -----------
INVESTMENTS IN LIMITED PARTNERSHIPS
    (Notes 1 and 2)                                             $14,506,456       $14,370,207

CASH AND CASH EQUIVALENTS (Note 1)                                      665           540,686

RESTRICTED CASH (Note 3)                                             75,000            75,000
                                                                -----------       -----------

TOTAL ASSETS                                                    $14,582,121       $14,985,893
                                                                ===========       ===========


                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
Accrued fees and expenses due to partners (Notes 5 and 7)       $ 4,900,960       $ 4,727,721
Capital contributions payable (Note 4)                              329,030           329,030
Accounts payable and accrued expenses                               205,104           224,703
                                                                -----------       -----------
                                                                  5,435,094         5,281,454


CONTINGENCIES (Note 6)


PARTNERS' EQUITY                                                  9,147,027         9,704,439
                                                                -----------       -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY                          $14,582,121       $14,985,893
                                                                ===========       ===========



   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)


                                             1998            1997
                                          ---------        ---------
INTEREST AND OTHER INCOME                 $   7,023        $   3,537
                                          ---------        ---------

OPERATING EXPENSES:
Management fees - partners (Note 5)         173,239          173,239
Legal and accounting                         30,770           32,153
General and administrative (Note 5)          25,830           53,519
                                          ---------        ---------

       Total operating expenses             229,839          258,911
                                          ---------        ---------

LOSS FROM PARTNERSHIP OPERATIONS           (222,816)        (255,374)

DISTRIBUTIONS FROM LIMITED
PARTNERSHIPS RECOGNIZED
AS INCOME                                    30,404           16,714

EQUITY IN LOSS OF LIMITED
PARTNERSHIPS AND AMORTIZATION
OF ACQUISITION COSTS (Note 2)              (365,000)        (504,000)
                                          ---------        ---------

NET LOSS                                  $(557,412)       $(742,660)
                                          =========        =========

NET LOSS PER LIMITED
PARTNERSHIP INTEREST (Note 1)             $     (23)       $     (31)
                                          =========        =========



   The accompanying notes are an integral part of these inancial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (Unaudited)


                               Special
                               Limited           General             Limited
                              Partners           Partners            Partners             Total
                            ------------       ------------        ------------        ------------
PARTNERSHIP INTERESTS                                                    23,899
                                                                   ============


PARTNERS' EQUITY
 (DEFICIENCY)
January 1, 1998             $      1,000       $   (421,779)       $ 10,125,218        $  9,704,439

Net loss for 1998                   --               (5,574)           (551,838)           (557,412)
                            ------------       ------------        ------------        ------------

PARTNERS' EQUITY
 (DEFICIENCY)
March 31, 1998              $      1,000       $   (427,353)       $  9,573,380        $  9,147,027
                            ============       ============        ============        ============



   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (Unaudited)

                                                                1998              1997
                                                              ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                               $(557,412)       $(742,660)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
      Equity in losses of limited partnerships
      and amortization of acquisition costs                     365,000          504,000
      Increase in:
        Accrued fees and expenses due to partners               173,239          219,415
        Accounts payable and accrued expenses                   (19,599)          (3,653)
                                                              ---------        ---------

        Net cash used in operating activities                   (38,772)         (22,898)
                                                              ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in investee partnerships:
      Capital contributions to limited partnerships            (502,249)         (97,659)
      Distributions recognized as a return of capital             1,000          129,302
                                                              ---------        ---------

        Net cash provided by (used in) investing activities    (501,249)          31,643
                                                              ---------        ---------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                           (540,021)           8,745

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  540,686          149,927
                                                              ---------        ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $     665        $ 158,672
                                                              =========        =========



   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      GENERAL

      The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements. Accordingly, the financial statements included herein should be reviewed in conjunction with the audited financial statements and related notes thereto contained in the National Tax Credit Partners, L.P. (the "Partnership") annual report for the year ended December 31, 1997. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

      In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998, and the results of operations and changes in cash flows for the three months then ended.

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

                                 MARCH 31, 1998


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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1998


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

      At March 31, 1998, the Local Partnership's own residential projects consisted of 2,788 apartment units.

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

      The following is a summary of the investment in Local Partnerships for the three months ended March 31, 1998:

      Balance, beginning of period                                 $14,370,207
      Capital contributions                                            502,249
      Equity in losses of limited partnerships                        (341,000)
      Amortization of capitalized acquisition costs                    (24,000)
      Distributions recognized as a return of capital                   (1,000)
                                                                   -----------

      Balance, end of period                                       $14,506,456
                                                                   ===========

      Victorian Park

      Victorian Park Associates, which owns a 336-unit Apartment Complex located in Illinois, defaulted on its mortgage in July 1991 principally because the unaffiliated Local Operating General Partners failed to pay $800,000 of real property taxes required under their guarantees. On March 25, 1992, the Partnership commenced litigation against the Local Operating General Partners to enforce its rights. On November 13, 1992 the Partnership was advised that a Chapter 11 petition in bankruptcy was filed by the Local Operating General Partners on behalf of the Local Partnership and that the lender, Patrician Mortgage ("Patrician"), had accelerated its mortgage. On January 7, 1993, the Partnership obtained an order compelling the Local Operating General Partners to perform under their Guarantees, which order was reversed by the U.S. Court of Appeals for the Seventh Circuit. The Local Operating General Partners' Seventh Amended Plan of

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1998


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

      Reorganization (the "Plan") is now pending approval. Pursuant to the Plan, Patrician is required to reissue and/or reduce the principal on the first mortgage bonds and the Local Operating General Partners are required to
      (i) pay $1,000,000 cash to implement the Plan and (ii) pay an agreed upon monthly guarantee payment. No assurances can be given that the Plan will be successfully implemented. The Partnership's carrying value of the investment in the Victorian Local Partnership (which represents approximately 5.7 percent of the Partnership's total equity initially invested in Local Partnerships) is zero.

      Summit I, II and III

      The general contractor for three related Local Partnerships, Summit I, Summit II and Summit III, initiated a lawsuit in December 1992 against the Local Partnerships and the Partnership seeking damages in the amount of approximately $600,000 allegedly due pursuant to the respective general contracts plus damages for alleged misrepresentations and punitive damages. The Partnership believes that the general contractor's claims are barred and/or subject to offset and it has filed responsive pleadings. The Partnership has not accrued any liability in the accompanying financial statements. The lawsuit has been dormant for more than three years. Occupancy levels at the three related Local Partnerships, Summit I, II, and III (Wallace, Bergdoll, and Chandler School located in Philadelphia) were 100%, 100% and 92%, respectively, at March 31, 1998. The Summit I and III properties have approximately $187,000 in outstanding property taxes (a portion of which could result in liens on the properties), utility bills, and other trade payables. The local general partner is currently attempting to negotiate discounted payments and/or payment plans for these items which, if unsuccessful, could result in foreclosure proceedings on all three properties. In 1996, the aggregate carrying value of the investments in Summit I, Summit II and Summit III of approximately $2,290,000 was written off. Summits I, II and III represent 3.2%, 1.4% and 4.6%, respectively, of NTCP's original portfolio investment.

      Meadows

      The Meadows Apartments (the "Local Partnership") is a 114-unit building located in Ypsilanti, Michigan. The first mortgage loan matured on May 15, 1996. After the lender refused to negotiate an extension of the loan, the Local Partnership filed Chapter 11 bankruptcy proceedings to avert foreclosure. A plan of reorganization for the Local Partnership (the "Plan") was approved by the bankruptcy court on December 16, 1996. Under the Plan, the existing loan in the principal amount of $2,890,000, at an interest rate of 10%, was reduced to $2,100,000 with an interest rate of 9%. In exchange, the lender received one-third of NTCP's local partnership interest, including anticipated allocations of housing tax credits in the amount of approximately $488,500. The property has been operating at an occupancy level of 96%, and did attain break-even levels in operations during 1997. The Partnership's carrying value of the investment in the Meadows Apartments is zero, as the investment was written off in 1995.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1998


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

      Glenark

      Pursuant to the terms of a workout, dated January 11, 1995 (the "Workout") agreed between the parties relating to the resolution of an existing default under the first mortgage loan encumbering Glenark Landing, an annual payment of $30,000 is due in March 1998 to the Rhode Island Housing and Mortgage Finance Corporation (the "Lender"). The Workout provides for additional payments of $42,800 per year, for a five year term, totaling $214,000. The property incurred significant accounts payable due to necessary repairs, consequently the property has accrued payables in the amount of $70,000. The General Partner is negotiating with the Lender for an extension of time to make the $30,000 payment. In addition, the General Partner is requesting a release of available replacement reserves from the Lender to bring the accounts payable current. The Partnership's investment in Glenark is zero.

      Holden Village and Ticino Apartments

      Holden Village and Ticino Apartments, located in Seattle, Washington, have been experiencing operating deficits primarily as a result of the high cost of servicing its debt. In January 1998, NTCP was successful in negotiating an interest rate reduction with the lender for each of the properties. Based on the loan modifications, the operating performance of each property is expected to improve substantially. The Partnership's total investment in Holden Village and Ticino Apartments is approximately $1,243,000 at March 31, 1998.

      Dynes Village

      The Dynes Village Apartments complex is operating at a deficit and the first mortgage loan encumbering the property was delinquent until it was brought current by NTCP in November 1997. In addition, the property has been audited by the IRS with respect to tenant qualifications performed by the prior local operating general partner. The IRS has disqualified all future housing tax credits based on what they consider non-compliance by the prior local operating general partner. Finally, the property is budgeted to operate at a deficit during 1998. As a result, the Partnership's investment in Dynes Village of $560,766 was written off in 1997.

      Blue Lake

      Pursuant to the terms of a loan workout, dated March 25, 1995 (the "Workout"), NTCP is required to contribute an additional $541,300 to the local partnership over a ten year period. In exchange, the debt service on the property is payable out of net cash flow. During 1997, approximately $63,000 was paid by NTCP to the local partnership under the Workout (see
      Note 4). The Partnership's investment in Blue Lake is zero.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1998


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

      Rose City

      During 1997, the Oregon Housing and Community Services Department ("Department") inspected Rose City Village Limited Partnership's compliance with the low-income housing credit provisions of the Internal Revenue Code, and determined that the Partnership was not in compliance. The Department filed Form 8823, Low-Income Housing Credit Agencies Report of Noncompliance, with the Internal Revenue Service. Management believes the instances of noncompliance are now corrected; however, as of the date of this report, resolution of this matter by the Department and the Internal Revenue Service is still outstanding. The effect, if any, of the noncompliance on the financial statements of the Partnership cannot be determined at this date. The Partnership's investment in Rose City is approximately $598,000 at March 31, 1998.

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

NOTE 5 - RELATED-PARTY TRANSACTIONS

      Under the terms of the Amended and Restated Agreement of the Limited Partnership, the Partnership is obligated to pay the General Partner and the Special Limited Partner the following fees:

      (a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner and Special Limited Partner. For the three months ended March 31, 1998 and 1997 approximately $173,000 has been expensed. The unpaid balance at March 31, 1998 is $4,900,960.

      (b) A property disposition fee is payable to the General Partner in an amount equal to the lesser of (I) one-half of the competitive real estate commission that would have been charged by unaffiliated third parties providing comparable services in the area where the apartment complex is located, or (ii) 3 percent of the sales price received in connection with the sale or disposition of the apartment complex or local partnership interest, but in no event will the property disposition fee and all amounts payable to unaffiliated real estate brokers in connection with any such sale exceed in the aggregate, the lesser of the competitive rate (as described above) or 6 percent of such sale price. Receipt of the property disposition fee will be subordinated to the distribution of sale or refinancing proceeds by the Partnership until the limited partners have received distributions of sale or refinancing proceeds in an aggregate amount equal to (I) their 10 percent priority return for any year not theretofore satisfied (as

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1998


NOTE 5 - RELATED-PARTY TRANSACTIONS

            defined in the partnership agreement) and (ii) an amount equal to the aggregate adjusted investment (as defined in the partnership agreement) of the limited partners. No disposition fees have been paid.

      (c) The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $0 and $9,186 for the three months ended March 31, 1998 and 1997, respectively, and is included in general and administrative expenses.

      NTC is the Local Operating General Partner in sixteen of the Partnership's 31 Local Partnerships. In addition, NTC is either a special limited partner or an administrative general partner in each Local Partnership.

      An affiliate of the General Partner is currently managing two properties owned by Local Partnerships. The Local Partnerships pay the affiliate property management fees which have been reduced from 5 percent to 4.5 percent of their gross rental revenues. The amounts paid were $14,326 and $14,706 for the three months ended March 31, 1998 and 1997, respectively.

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

                                 MARCH 31, 1998


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

     The Partnership's unrestricted cash reserves as of March 31, 1998 were approximately $665. In order to replenish NTCP's reserves, NTCP sold to the local general partner an additional portion and further diluted its limited partner interest in the Rose City local partnership during 1997. The local general partner will, accordingly, be entitled to an increased allocation of cash flow and proceeds from the sale or refinancing of the property. NTCP will continue to receive its allocable portion of housing tax credits, subject to the allocation made to the additional limited partner identified in a prior report, through the ten year credit period. As a result of this transaction, NTCP received $260,000 during 1997. In addition, NTCP sold to an unrelated party a portion of its limited partner interest in the Countryview local partnership and received $625,582 during 1997. The amounts received from these sales are traded as reductions to the Partnership's investment balance in the local partnerships. In April and May, 1998, commitment fees of $73,724 were received by the Partnership and distributions from three Local Partnerships amounting to $118,000 were also received by the Partnership. This puts the reserves at approximately $154,000.

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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1998


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

                                 MARCH 31, 1998


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

     The Meadows Apartments (the "Local Partnership") is a 114-unit building located in Ypsilanti, Michigan. The first mortgage loan matured on May 15, 1996. After the lender refused to negotiate an extension of the loan, the Local Partnership filed Chapter 11 bankruptcy proceedings to avert foreclosure. A plan of reorganization for the Local Partnership (the "Plan") was approved by the bankruptcy court on December 16, 1996. Under the Plan, the existing loan in the principal amount of $2,890,000, at an interest rate of 10%, was reduced to $2,100,000 with an interest rate of 9%. In exchange, the lender received one-third of NTCP's local partnership interest, including anticipated allocations of housing tax credits in the amount of approximately $488,500. The property operated at an occupancy level of 96% as of December 1997 and attained break-even levels of operations during 1997. The Partnership's investment in Meadows Apartments was zero at March 31, 1998, as the investment was written off in 1995.

     Holden Village and Ticino Apartments, located in Seattle, Washington, maintained average occupancy levels of 96% and 89%, respectively, and experienced operating deficits of approximately $149,000 and $94,000, respectively, during 1997. The high cost of servicing the debt is the largest contributing factor associated with the deficit operations. In January 1998, NTCP was successful in negotiating an interest rate reduction with the lender for each of the properties. Based on the loan modifications, the operating performance of each property is expected to improve substantially. The Partnership's total investment in Holden Village and Ticino Apartments was approximately $1,243,000 at March 31, 1998.

     The Dynes Village Apartments complex is operating at a deficit and the first mortgage loan encumbering the property was delinquent until it was brought current by NTCP in November 1997. In addition, the property has been audited by the IRS with respect to tenant qualifications performed by the prior local operating general partner. The IRS has disqualified all future housing tax credits based on what they consider non-compliance by the prior local operating general partner. Finally, the property is budgeted to operate at a deficit during 1998. As a result, the Partnership's investment in Dynes Village of $560,766 was written off during 1995.

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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1998


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     RESULTS OF OPERATIONS (CONTINUED)

     year term, totaling $214,000. The property incurred significant accounts payable due to necessary repairs, consequently the property has accrued payables in the amount of $70,000. The General Partner is negotiating with the Lender for an extension of time to make the $30,000 payment. In addition, the General Partner is requesting a release of available replacement reserves from the Lender to bring the accounts payable current. The Partnership's investment in Glenark Landing was zero at March 31, 1998.

     Pursuant to the terms of a loan workout relating to the Blue Lake Local Partnership, dated March 25, 1995 (the "Workout"), NTCP is required to contribute an additional $541,300 to the local partnership over a ten year period. In exchange, the debt service on the property is payable out of net cash flow. During 1997 and 1996, approximately $63,000 and $49,000, respectively, was paid by NTCP to the local partnership under the Workout. The Partnership's investment in Blue Lake was zero at March 31, 1998.

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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1998


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

As of March 31, 1998, the Partnership's General Partner was involved in various lawsuits. In addition, the Partnership is involved in the following lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership

Victorian Park Associates, which owns a 336-unit Apartment Complex located in Illinois, defaulted on its mortgage in July 1991 principally because the unaffiliated Local Operating General Partners failed to pay $800,000 of real estate taxes required under their guarantees. On March 25, 1992, the Partnership commenced litigation [National Tax Credit Partners, L.P. v. Havlick, Owings, United Development et al., Case No. 92C2074 in the United States District Court for the Northern District of Illinois Eastern Division] against the Local Operating General Partners to enforce its rights. On November 13, 1992 the Partnership was advised that a Chapter 11 petition in bankruptcy was filed by the local operating general partners on behalf of the Local Partnership [In re:
Victorian Park Associates, Debtor, Case No. 92-B-25140, Chapter 11] and that the lender, Patrician Mortgage ("Patrician"), had accelerated its mortgage. The Local Operating General Partners' Seventh Amended Plan of Reorganization (the "Plan") was confirmed by the Court and is being implemented. Pursuant to the Plan, the Partnership retained its interest in the Local Partnership. As of March 31, 1998, the Partnership's carrying value of the investment in the Victorian Local Partnership (which represents approximately 5.7 percent of the Partnership's total equity initially invested in Local Partnerships) was zero.

In December 1992, Tara Construction, the general contractor for Art Museum properties (Summit I, II and III), commenced an action in the Court of Common Pleas, Montgomery County, Pennsylvania Tara Construction v. NTCP et al., (Case No. 92-23505) against the three Summit Local Partnerships, the Partnership, NTC, the General Partner, PaineWebber Incorporated, and a PaineWebber affiliate, seeking damages of approximately $600,000 allegedly due the general contractor for work done in connection with the completion of construction plus damages for alleged misrepresentations and punitive damages. The Partnership believes that the general contractor's claims are barred and/or subject to offset and it has filed responsive pleadings. The Partnership has not accrued any liability in the accompanying financial statements as of March 31, 1998. Tara Construction's lawsuit has been dormant for more than two years. Although occupancy levels at the three related Local Partnerships, Summit I, II, and III (Wallace, Bergdoll, and Chandler School located in Philadelphia) were stabilized at 88 percent, 100 percent and 88 percent, respectively, the properties operated at deficits during 1996. The Summit I and III properties have approximately $150,000 in outstanding property taxes (a portion of which could result in liens on the properties), utility bills, and other trade payables. The local general partner is currently attempting to negotiate discounted payments and/or payment plans for these items which, if unsuccessful, could result in foreclosure proceedings on all three properties. NTCP has settled its litigation with the lender on Summit I and III. As part of the settlement, the lender dismissed its foreclosure actions and converted its mortgages to mortgages requiring debt service payments out of available cash flow only. In return, NTCP intends to (i) admit the lender into all three of the local partnerships if certain conditions are satisfied, and
(ii) to assign a portion of NTCP's interests in each local partnership, including an allocation of approximately $100,000 in remaining tax credits. In 1996, the aggregate carrying value of the investments in Summit I, Summit II and Summit III of approximately $2,290,000 was written off. Summit I, II and III represent 3.2 percent, 1.4 percent and 4.6 percent, respectively, of NTCP's original portfolio investment.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1998


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a) No exhibits are required per the provision of Item 1 of regulation S-K.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1998

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


                                     NATIONAL TAX CREDIT PARTNERS, L.P.
                                     (a California limited partnership)


                                     By: National Partnership Investments Corp.
                                         General Partner


                                     /s/ BRUCE NELSON
                                         ---------------------------------------
                                         Bruce Nelson
                                         President


                                     Date: May 18, 1998


                                     /s/ CHARLES H. BOXENBAUM
                                         ---------------------------------------
                                         Charles H. Boxenbaum
                                         Chief Executive Officer


                                     Date: May 18, 1998