Form 10-Q
period 1998-06-30
NATIONAL TAX CREDIT PARTNERS L P
filed 1998-08-18
CIK 847415

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the Quarterly Period Ended JUNE 30, 1998

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

                       FOR THE QUARTER ENDED JUNE 30, 1998


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements and Notes to Financial Statements

                 Balance Sheets, June 30, 1998 and December 31, 1997..........................................1

                 Statements of Operations
                         Six and Three Months Ended June 30, 1998 and 1997....................................2

                 Statement of Partners' Equity (Deficiency)
                         Six Months Ended June 30, 1998.......................................................3

                 Statements of Cash Flows
                         Six Months Ended June 30, 1998 and 1997..............................................4

                 Notes to Financial Statements ...............................................................5

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations ....................................................12


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings..........................................................................16

         Item 6.  Exhibits and Reports on Form 8-K...........................................................17

         Signatures .........................................................................................18

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                       JUNE 30, 1998 AND DECEMBER 31, 1997

                                     ASSETS

                                                                          1998
                                                                       (Unaudited)           1997
                                                                       -----------        -----------
      INVESTMENTS IN LIMITED PARTNERSHIPS
            (Notes 1 and 2)                                            $14,020,966        $14,370,207

      CASH AND CASH EQUIVALENTS (Note 1)                                   158,541            540,686

      RESTRICTED CASH (Note 3)                                                  --             75,000
                                                                       -----------        -----------

        TOTAL ASSETS                                                   $14,179,507        $14,985,893
                                                                       ===========        ===========


                                  LIABILITIES AND PARTNERS' EQUITY

      LIABILITIES:
        Accrued fees and expenses due to partners (Notes 5 and 7)      $ 5,081,831        $ 4,727,721
        Capital contributions payable (Note 4)                             329,030            329,030
        Accounts payable and accrued expenses                              227,246            224,703
                                                                       -----------        -----------
                                                                         5,638,107          5,281,454


      CONTINGENCIES (Note 6)


      PARTNERS' EQUITY                                                   8,541,400          9,704,439
                                                                       -----------        -----------

      TOTAL LIABILITIES AND PARTNERS' EQUITY                           $14,179,507        $14,985,893
                                                                       ===========        ===========



   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                SIX AND THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)


                                                  Six months            Three months          Six months           Three months
                                                     ended                 ended                 ended                 ended
                                                 June 30, 1998         June 30, 1998         June 30, 1997         June 30, 1997
                                                 -------------         -------------         -------------         -------------
      INTEREST AND OTHER INCOME                  $      10,985         $       3,962         $       7,818         $       4,282
                                                 -------------         -------------         -------------         -------------

      OPERATING EXPENSES:
       Management fees - partners (Note 5)             346,478               173,239               346,478               173,239
       Legal and accounting                             70,582                39,812                69,551                37,398
       General and administrative (Note 5)              57,368                31,539                65,049                11,531
                                                 -------------         -------------         -------------         -------------

              Total operating expenses                 474,428               244,590               481,078               222,168
                                                 -------------         -------------         -------------         -------------

      LOSS FROM PARTNERSHIP OPERATIONS                (463,443)             (240,628)             (473,260)             (217,886)

      DISTRIBUTIONS FROM LIMITED
       PARTNERSHIPS RECOGNIZED
       AS INCOME                                        30,404                    --                16,714                    --

      EQUITY IN LOSS OF LIMITED
       PARTNERSHIPS AND AMORTIZATION
       OF ACQUISITION COSTS (Note 2)                  (730,000)             (365,000)           (1,008,000)             (504,000)
                                                 -------------         -------------         -------------         -------------

      NET LOSS                                   $  (1,163,039)        $    (605,628)        $  (1,464,546)        $    (721,886)
                                                 =============         =============         =============         =============

      NET LOSS PER LIMITED
       PARTNERSHIP INTEREST (Note 1)             $         (48)        $         (25)        $         (61)        $         (30)
                                                 =============         =============         =============         =============



   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (Unaudited)


                                        Special
                                        Limited             General             Limited
                                        Partners            Partners            Partners               Total
                                      ------------        ------------         ------------         ------------

PARTNERSHIP INTERESTS                                                                23,899
                                                                               ============


PARTNERS' EQUITY (DEFICIENCY),
       January 1, 1998                $      1,000        $   (421,779)        $ 10,125,218         $  9,704,439

       Net loss for 1998                        --             (11,630)          (1,151,409)          (1,163,039)
                                      ------------        ------------         ------------         ------------

PARTNERS' EQUITY (DEFICIENCY),
       June 30, 1998                  $      1,000        $   (433,409)        $  8,973,809         $  8,541,400
                                      ============        ============         ============         ============



   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)

                                                                    1998                1997
                                                                -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                   $(1,163,039)        $(1,464,546)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Equity in losses of limited partnerships
           and amortization of acquisition costs                    730,000           1,008,000
         Increase in:
           Accrued fees and expenses due to partners                354,110             392,654
           Accounts payable and accrued expenses                      2,543              25,792
                                                                -----------         -----------

             Net cash used in operating activities                  (76,386)            (38,100)
                                                                -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in investee partnerships:
       Capital contributions to limited partnerships               (523,522)            (10,633)
       Capitalized acquisition costs recovered                           --                 302
       Decrease in restricted cash                                   75,000                  --
       Distributions recognized as a return of capital              142,763              95,519
                                                                -----------         -----------

             Net cash provided by (used in)
             investing activities                                  (305,759)             85,188
                                                                -----------         -----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                              (382,145)             47,088

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      540,686             149,927
                                                                -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $   158,541         $   197,015
                                                                ===========         ===========



   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1998

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

       In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998, and the results of operations for the six and three months then ended and changes in cash flows for the six months then ended.

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

                                  JUNE 30, 1998


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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1998


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

       At June 30, 1998, the Local Partnership's own residential projects consisted of 2,788 apartment units.

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

       The following is a summary of the investment in Local Partnerships for the six months ended June 30, 1998:

       Balance, beginning of period                           $ 14,370,207
       Capital contributions                                       523,522
       Equity in losses of limited partnerships                   (682,000)
       Amortization of capitalized acquisition costs               (48,000)
       Distributions recognized as a return of capital            (142,763)
                                                              ------------

       Balance, end of period                                 $ 14,020,966
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

                                  JUNE 30, 1998


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

       Summit I, II and III

       The general contractor for three related Local Partnerships, Summit I, Summit II and Summit III, initiated a lawsuit in December 1992 against the Local Partnerships and the Partnership seeking damages in the amount of approximately $600,000 allegedly due pursuant to the respective general contracts plus damages for alleged misrepresentations and punitive damages. The Partnership believes that the general contractor's claims are barred and/or subject to offset and it has filed responsive pleadings. The Partnership has not accrued any liability in the accompanying financial statements. The lawsuit has been dormant for more than three years. Occupancy levels at the three related Local Partnerships, Summit I, II, and III (Wallace, Bergdoll, and Chandler School located in Philadelphia) were 88%, 100% and 100%, respectively, at June 30, 1998. The Summit I and III properties have approximately $150,000 in outstanding property taxes (a portion of which could result in liens on the properties), utility bills, and other trade payables. The local general partner is currently attempting to negotiate discounted payments and/or payment plans for these items which, if unsuccessful, could result in foreclosure proceedings on all three properties. In 1996, the aggregate carrying value of the investments in Summit I, Summit II and Summit III of approximately $2,290,000 was written off. Summits I, II and III represent 3.2%, 1.4% and 4.6%, respectively, of NTCP's original portfolio investment.

       Meadows

       The Meadows Apartments (the "Local Partnership") is a 114-unit building located in Ypsilanti, Michigan. The first mortgage loan matured on May 15, 1996. After the lender refused to negotiate an extension of the loan, the Local Partnership filed Chapter 11 bankruptcy proceedings to avert foreclosure. A plan of reorganization for the Local Partnership (the "Plan") was approved by the bankruptcy court on December 16, 1996. Under the Plan, the existing loan in the principal amount of $2,890,000, at an interest rate of 10%, was reduced to $2,100,000 with an interest rate of 9%. In exchange, the lender received one-third of NTCP's local partnership interest, including anticipated allocations of housing tax credits in the amount of approximately $488,500. The property has been operating at an occupancy level of 93%, and did attain break-even levels in operations during 1997. The Partnership's carrying value of the investment in the Meadows Apartments is zero, as the investment was written off in 1995.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1998


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

       Glenark

       Pursuant to the terms of a workout, dated January 11, 1995 (the "Workout") agreed between the parties relating to the resolution of an existing default under the first mortgage loan encumbering Glenark Landing, an annual payment of $42,800, for a five year term, totaling $214,000 will be made to the Rhode Island Housing and Mortgage Finance Corporation (the "Lender"). The property incurred significant accounts payable due to necessary repairs, consequently the property has accrued payables in the amount of $70,000. In addition, the General Partner is requesting a release of available replacement reserves from the Lender to bring the accounts payable current. The Partnership's investment in Glenark is zero.

       Holden Village and Ticino Apartments

       Holden Village and Ticino Apartments, located in Seattle, Washington, have been experiencing operating deficits primarily as a result of the high cost of servicing its debt. In January 1998, NTCP was successful in negotiating an interest rate reduction with the lender for each of the properties. Based on the loan modifications both properties improved their performance from operating deficits to break-even levels. The Partnership's total investment in Holden Village and Ticino Apartments is approximately $1,331,000 at June 30, 1998.


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

                                  JUNE 30, 1998


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

       Rose City

       During 1997, the Oregon Housing and Community Services Department ("Department") inspected Rose City Village Limited Partnership's compliance with the low-income housing credit provisions of the Internal Revenue Code, and determined that the Partnership was not in compliance. The Department filed Form 8823, Low-Income Housing Credit Agencies Report of Noncompliance, with the Internal Revenue Service. Management believes the instances of noncompliance are now corrected; however, as of the date of this report, resolution of this matter by the Department and the Internal Revenue Service is still outstanding. The effect, if any, of the noncompliance on the financial statements of the Partnership cannot be determined at this date. The Partnership's investment in Rose City is approximately $685,000 at June 30, 1998.

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

NOTE 5 - RELATED-PARTY TRANSACTIONS

       Under the terms of the Amended and Restated Agreement of the Limited Partnership, the Partnership is obligated to pay the General Partner and the Special Limited Partner the following fees:

       (a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner and Special Limited Partner. For the six months ended June 30, 1998 and 1997 approximately $346,000 has been expensed. The unpaid balance at June 30, 1998 is $5,081,831.

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

                                  JUNE 30, 1998


NOTE 5 - RELATED-PARTY TRANSACTIONS

               defined in the partnership agreement) and (ii) an amount equal to the aggregate adjusted investment (as defined in the partnership agreement) of the limited partners. No disposition fees have been paid.

       (c) The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $0 and $19,272 for the six months ended June 30, 1998 and 1997, respectively, and is included in general and administrative expenses.

       NTC is the Local Operating General Partner in sixteen of the Partnership's 31 Local Partnerships. In addition, NTC is either a special limited partner or an administrative general partner in each Local Partnership.

       An affiliate of the General Partner is currently managing two properties owned by Local Partnerships. The Local Partnerships pay the affiliate property management fees which have been reduced from 5 percent to 4.5 percent of their gross rental revenues. The amounts paid were $33,252 and $29,779 for the six months ended June 30, 1998 and 1997, respectively.

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

                                  JUNE 30, 1998


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

      The Partnership's unrestricted cash reserves as of June 30, 1998 were approximately $158,000. In order to replenish NTCP's reserves, NTCP sold to the local general partner an additional portion and further diluted its limited partner interest in the Rose City local partnership during 1997. The local general partner, accordingly, will be entitled to an increased allocation of cash flow and proceeds from the sale or refinancing of the property. NTCP will continue to receive its allocable portion of housing tax credits, subject to the allocation made to the additional limited partner identified in a prior report, through the ten year credit period. As a result of this transaction, NTCP received $260,000 during 1997. In addition, NTCP sold to an unrelated party a portion of its limited partner interest in the Countryview local partnership and received $625,582 during 1997. The amounts received from these sales are traded as reductions to the Partnership's investment balance in the local partnerships. In April and May, 1998, commitment fees of $73,724 were received by the Partnership and distributions from three Local Partnerships amounting to $118,000 were also received by the Partnership.

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

                                  JUNE 30, 1998


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

                                  JUNE 30, 1998


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

      The Meadows Apartments (the "Local Partnership") is a 114-unit building located in Ypsilanti, Michigan. The first mortgage loan matured on May 15, 1996. After the lender refused to negotiate an extension of the loan, the Local Partnership filed Chapter 11 bankruptcy proceedings to avert foreclosure. A plan of reorganization for the Local Partnership (the "Plan") was approved by the bankruptcy court on December 16, 1996. Under the Plan, the existing loan in the principal amount of $2,890,000, at an interest rate of 10%, was reduced to $2,100,000 with an interest rate of 9%. In exchange, the lender received one-third of NTCP's local partnership interest, including anticipated allocations of housing tax credits in the amount of approximately $488,500. The property operated at an occupancy level of 93% as of December 1997 and attained break-even levels of operations during 1997. The Partnership's investment in Meadows Apartments was zero at June 30, 1998, as the investment was written off in 1995.

      Holden Village and Ticino Apartments, located in Seattle, Washington, maintained average occupancy levels of 96% and 82%, respectively, as of June 30, 1998. In January 1998, NTCP was successful in negotiating an interest rate reduction with the lender for each of the properties. Based on the loan modifications, both properties improved their performance from operating deficits to break-even levels. The Partnership's total investment in Holden Village and Ticino Apartments was approximately $1,331,000 at June 30, 1998.

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

      Pursuant to the terms of a workout, dated January 11, 1995 (the "Workout") agreed between the parties relating to the resolution of an existing default under the first mortgage loan encumbering Glenark Landing, an annual payment of $42,800 for a five year term will be made to the Rhode Island Housing and Mortgage Finance Corporation (the "Lender"). The property incurred significant accounts payable due to necessary

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1998


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      RESULTS OF OPERATIONS (CONTINUED)

      repairs, consequently the property has accrued payables in the amount of $70,000. In addition, the General Partner is requesting a release of available replacement reserves from the Lender to bring the accounts payable current. The Partnership's investment in Glenark Landing was zero at June 30, 1998.

      Pursuant to the terms of a loan workout relating to the Blue Lake Local Partnership, dated March 25, 1995 (the "Workout"), NTCP is required to contribute an additional $541,300 to the local partnership over a ten year period. In exchange, the debt service on the property is payable out of net cash flow. During 1997 and 1996, approximately $63,000 and $49,000, respectively, was paid by NTCP to the local partnership under the Workout. The Partnership's investment in Blue Lake was zero at June 30, 1998.

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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1998


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 1998, the Partnership's General Partner was involved in various lawsuits. In addition, the Partnership is involved in the following lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership

Victorian Park Associates, which owns a 336-unit Apartment Complex located in Illinois, defaulted on its mortgage in July 1991 principally because the unaffiliated Local Operating General Partners failed to pay $800,000 of real estate taxes required under their guarantees. On March 25, 1992, the Partnership commenced litigation [National Tax Credit Partners, L.P. v. Havlick, Owings, United Development et al., Case No. 92C2074 in the United States District Court for the Northern District of Illinois Eastern Division] against the Local Operating General Partners to enforce its rights. On November 13, 1992 the Partnership was advised that a Chapter 11 petition in bankruptcy was filed by the local operating general partners on behalf of the Local Partnership [In re:
Victorian Park Associates, Debtor, Case No. 92-B-25140, Chapter 11] and that the lender, Patrician Mortgage ("Patrician"), had accelerated its mortgage. The Local Operating General Partners' Seventh Amended Plan of Reorganization (the "Plan") was confirmed by the Court and is being implemented. Pursuant to the Plan, the Partnership retained its interest in the Local Partnership. As of June 30, 1998, the Partnership's carrying value of the investment in the Victorian Local Partnership (which represents approximately 5.7 percent of the Partnership's total equity initially invested in Local Partnerships) was zero.

In December 1992, Tara Construction, the general contractor for Art Museum properties (Summit I, II and III), commenced an action in the Court of Common Pleas, Montgomery County, Pennsylvania Tara Construction v. NTCP et al., (Case No. 92-23505) against the three Summit Local Partnerships, the Partnership, NTC, the General Partner, PaineWebber Incorporated, and a PaineWebber affiliate, seeking damages of approximately $600,000 allegedly due the general contractor for work done in connection with the completion of construction plus damages for alleged misrepresentations and punitive damages. The Partnership believes that the general contractor's claims are barred and/or subject to offset and it has filed responsive pleadings. The Partnership has not accrued any liability in the accompanying financial statements as of June 30, 1998. Tara Construction's lawsuit has been dormant for more than two years. Although occupancy levels at the three related Local Partnerships, Summit I, II, and III (Wallace, Bergdoll, and Chandler School located in Philadelphia) were stabilized at 88 percent, 100 percent and 100 percent, respectively, the properties operated at deficits during 1996. The Summit I and III properties have approximately $150,000 in outstanding property taxes (a portion of which could result in liens on the properties), utility bills, and other trade payables. The local general partner is currently attempting to negotiate discounted payments and/or payment plans for these items which, if unsuccessful, could result in foreclosure proceedings on all three properties. NTCP has settled its litigation with the lender on Summit I and III. As part of the settlement, the lender dismissed its foreclosure actions and converted its mortgages to mortgages requiring debt service payments out of available cash flow only. In return, NTCP intends to (i) admit the lender into all three of the local partnerships if certain conditions are satisfied, and (ii) to assign a portion of NTCP's interests in each local partnership, including an allocation of approximately $100,000 in remaining tax credits. In 1996, the aggregate carrying value of the investments in Summit I, Summit II and Summit III of approximately $2,290,000 was written off. Summit I, II and III represent 3.2 percent, 1.4 percent and 4.6 percent, respectively, of NTCP's original portfolio investment.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1998


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)     No exhibits are required per the provision of Item 1 of regulation
              S-K.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1998


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


                                    NATIONAL TAX CREDIT PARTNERS, L.P.
                                    (a California limited partnership)


                                    By:  National Partnership Investments Corp.
                                         General Partner

                                         /s/ BRUCE NELSON
                                         ---------------------------------------
                                         Bruce Nelson
                                         President


                                   Date:  8/14/98
                                         ---------------------------------------

                                         /s/ CHARLES H. BOXENBAUM
                                         ---------------------------------------
                                         Charles H. Boxenbaum
                                         Chief Executive Officer


                                   Date:  8/14/98
                                         ---------------------------------------