Form 10-Q
period 1998-09-30
NATIONAL TAX CREDIT PARTNERS L P
filed 1998-11-23
CIK 847415

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 1998

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


PART I.  FINANCIAL INFORMATION

      Item 1. Financial Statements and Notes to Financial Statements

              Balance Sheets, September 30, 1998 and December 31, 1997....................1

              Statements of Operations
                    Nine and Three Months Ended September 30, 1998 and 1997...............2

              Statement of Partners' Equity (Deficiency)
                    Nine Months Ended September 30, 1998..................................3

              Statements of Cash Flows
                    Nine Months Ended September 30, 1998 and 1997.........................4

              Notes to Financial Statements ..............................................5

      Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ...................................11


PART II.  OTHER INFORMATION

      Item 1. Legal Proceedings.........................................................15

      Item 6. Exhibits and Reports on Form 8-K..........................................15

      Signatures........................................................................16

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                     ASSETS


                                                                        1998            1997
                                                                    (Unaudited)       (Audited)
                                                                    -----------      -----------
INVESTMENTS IN LIMITED PARTNERSHIPS
    (Notes 1 and 2)                                                 $13,625,278      $14,370,207

CASH AND CASH EQUIVALENTS (Note 1)                                       56,742          540,686

RESTRICTED CASH (Note 3)                                                     --           75,000
                                                                    -----------      -----------
          TOTAL ASSETS                                              $13,682,020      $14,985,893
                                                                    ===========      ===========


              LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accrued fees and expenses due to partners (Notes 5 and 7)      $ 5,247,438      $ 4,727,721
     Capital contributions payable (Note 4)                             266,841          329,030
     Accounts payable and accrued expenses                              198,722          224,703
                                                                    -----------      -----------
                                                                      5,713,000        5,281,454


CONTINGENCIES (Note 6)


PARTNERS' EQUITY                                                      7,969,020        9,704,439
                                                                    -----------      -----------
           TOTAL LIABILITIES AND PARTNERS' EQUITY                   $13,682,020      $14,985,893
                                                                    ===========      ===========



   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                             Nine months       Three months      Nine months       Three months
                                                 ended             ended             ended             ended
                                            Sept. 30, 1998    Sept. 30, 1998    Sept. 30, 1997    Sept. 30, 1997
                                            --------------    --------------    --------------    --------------
INTEREST AND OTHER INCOME                     $    12,878       $     1,893       $    10,683       $     2,865
                                              -----------       -----------       -----------       -----------

OPERATING EXPENSES:
     Management fees - partners (Note 5)          519,717           173,239           519,717           173,239
     Legal and accounting                          86,636            16,054           152,145            82,595
     General and administrative (Note 5)           79,015            21,647           114,520            49,471
                                              -----------       -----------       -----------       -----------
         Total operating expenses                 685,368           210,940           786,382           305,305
                                              -----------       -----------       -----------       -----------

LOSS FROM PARTNERSHIP OPERATIONS                 (672,490)         (209,047)         (775,699)         (302,440)

DISTRIBUTIONS FROM LIMITED
     PARTNERSHIPS  RECOGNIZED
     AS  INCOME                                    32,071             1,667            18,380             1,666

EQUITY IN LOSS OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ACQUISITION COSTS (Note 2)             (1,095,000)         (365,000)       (1,512,000)         (504,000)
                                              -----------       -----------       -----------       -----------
NET LOSS                                      $(1,735,419)      $  (572,380)      $(2,269,319)      $  (804,774)
                                              ===========       ===========       ===========       ===========

NET LOSS PER LIMITED
     PARTNERSHIP INTEREST (Note 1)            $       (72)      $       (24)      $       (95)      $       (34)
                                              ===========       ===========       ===========       ===========



   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (Unaudited)


                                           Special
                                           Limited           General            Limited
                                           Partners          Partners           Partners             Total
                                         ------------      ------------       ------------       ------------

PARTNERSHIP INTERESTS                                                               23,899
                                                                              ============


PARTNERS' EQUITY (DEFICIENCY),
        January 1, 1998                  $      1,000      $   (421,779)      $ 10,125,218       $  9,704,439

      Net loss for  the nine months
      ended September 30, 1998                     --           (17,354)        (1,718,065)        (1,735,419)
                                         ------------      ------------       ------------       ------------

PARTNERS' EQUITY (DEFICIENCY),
      September 30, 1998                 $      1,000      $   (439,133)      $  8,407,153       $  7,969,020
                                         ============      ============       ============       ============




















   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                                                             1998             1997
                                                                         -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  loss                                                              $(1,735,419)      $(2,269,319)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Equity in losses of limited partnerships
        and amortization of acquisition costs                              1,095,000         1,512,000
      Increase in:
        Accrued fees and expenses due to partners                            519,717           548,625
        Accounts payable and accrued expenses                                (25,982)          112,240
                                                                         -----------       -----------
          Net cash used in operating activities                             (146,684)          (96,454)
                                                                         -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in investee partnerships:
    Capital (contributions to) recoveries from limited partnerships         (523,522)          554,875
    Capitalized acquisition costs recovered                                       --               305
    Decrease in restricted cash                                               75,000                --
    Distributions recognized as a return of capital                          173,452           106,914
  Decrease in capital contributions payable                                  (62,189)               --
                                                                         -----------       -----------
          Net cash provided by (used in) investing activities               (337,259)          662,094
                                                                         -----------       -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                          (483,944)          565,640

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               540,686           149,927
                                                                         -----------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $    56,742       $   715,567
                                                                         ===========       ===========



   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998


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

      In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998, and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.

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

                               SEPTEMBER 30, 1998


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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

      At September 30, 1998, the Local Partnership's own residential projects consisted of 2,788 apartment units.

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

      The following is a summary of the investment in Local Partnerships for the nine months ended September 30, 1998:

      Balance, beginning of period                                $14,370,207
      Capital contributions                                           523,523
      Equity in losses of limited partnerships                     (1,023,000)
      Amortization of capitalized acquisition costs                   (72,000)
      Distributions recognized as a return of capital                (173,452)
                                                                  -----------
      Balance, end of period                                      $13,625,278
                                                                  ===========

      Summit I, II and III

      Tara Construction, the general contractor for the Art Museum properties (Summit I, II and III) commenced this action in December 1992 against the three Summit Local Partnerships, NTCP, NTC, the general partner, PaineWebber, and a PaineWebber affiliate seeking $600,000 in damages allegedly due for work done in connection with the completion of construction plus damages for alleged misrepresentations and punitive damages. NTCP filed responsive pleadings asserting that Tara's claims are barred and/or subject to offset. Although this lawsuit has been dormant since 1993, Pennsylvania does not provide for the automatic dismissal of inactive lawsuits. Defendants have not filed a motion to dismiss since the plaintiff could respond by reactivating the litigation.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

      Holden Village and Ticino Apartments

      Holden Village and Ticino Apartments, located in Seattle, Washington, maintained average occupancy levels of 96% and 98%, respectively, as of September 30, 1998. In January 1998, NTCP was successful in negotiating an interest rate reduction with the lender for each of the properties. Based on the loan modifications, both properties improved their performance from operating deficits to break-even levels. The Partnership's total investment in Holden Village and Ticino Apartments was approximately $1,306,000 at September 30, 1998.

      Dynes Village

      The Dynes Village Apartments complex is operating at a deficit and the first mortgage loan encumbering the property was delinquent until it was brought current by NTCP in November 1997. In addition, the property has been audited by the IRS with respect to tenant qualifications performed by the prior local operating general partner. The IRS has disqualified all future housing tax credits based on what they consider non-compliance by the prior local operating general partner. Finally, the property is operating at a deficit during 1998. As a result, the Partnership's investment in Dynes Village of $560,766 was written off in 1997.

      Rose City

      During 1997, the Oregon Housing and Community Services Department ("Department") inspected Rose City Village Limited Partnership's compliance with the low-income housing credit provisions of the Internal Revenue Code, and determined that the Partnership was not in compliance. The Department filed Form 8823, Low-Income Housing Credit Agencies Report of Noncompliance, with the Internal Revenue Service. Management believes the instances of noncompliance are now corrected; however, as of the date of this report, resolution of this matter by the Department and the Internal Revenue Service is still outstanding. The effect, if any, of the noncompliance on the financial statements of the Partnership cannot be determined at this date. The Partnership's investment in Rose City is approximately $685,000 at September 30, 1998.

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

                               SEPTEMBER 30, 1998


NOTE 5 - RELATED-PARTY TRANSACTIONS

      Under the terms of the Amended and Restated Agreement of the Limited Partnership, the Partnership is obligated to pay the General Partner and the Special Limited Partner the following fees:

      (a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner and Special Limited Partner. For the nine months ended September 30, 1998 and 1997 approximately $520,000 has been expensed. The unpaid balance at September 30, 1998 is $5,247,438.

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

      (c) The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $0 and $38,544 for the nine months ended September 30, 1998 and 1997, respectively, and is included in general and administrative expenses.

      NTC is the Local Operating General Partner in sixteen of the Partnership's 31 Local Partnerships. In addition, NTC is either a special limited partner or an administrative general partner in each Local Partnership.

      An affiliate of the General Partner is currently managing two properties owned by Local Partnerships. The Local Partnerships pay the affiliate property management fees which have been reduced from 5 percent to 4.5 percent of their gross rental revenues. The amounts paid were $43,756 and $45,054 for the nine months ended September 30, 1998 and 1997, respectively.

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

                               SEPTEMBER 30, 1998


NOTE 6 - CONTINGENCIES (CONTINUED)

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

                               SEPTEMBER 30, 1998


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

     The Partnership's unrestricted cash reserves as of September 30, 1998 were approximately $56,000. In order to replenish NTCP's reserves, NTCP sold to the local general partner an additional portion and further diluted its limited partner interest in the Rose City local partnership during 1997. The local general partner, accordingly, will be entitled to an increased allocation of cash flow and proceeds from the sale or refinancing of the property. NTCP will continue to receive its allocable portion of housing tax credits, subject to the allocation made to the additional limited partner identified in a prior report, through the ten year credit period. As a result of this transaction, NTCP received $260,000 during 1997. In addition, NTCP sold to an unrelated party a portion of its limited partner interest in the Countryview local partnership and received $625,582 during 1997. The amounts received from these sales are traded as reductions to the Partnership's investment balance in the local partnerships.

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

                               SEPTEMBER 30, 1998


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

                               SEPTEMBER 30, 1998


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

     Holden Village and Ticino Apartments, located in Seattle, Washington, maintained average occupancy levels of 96% and 98%, respectively, as of September 30, 1998. In January 1998, NTCP was successful in negotiating an interest rate reduction with the lender for each of the properties. Based on the loan modifications, both properties improved their performance from operating deficits to break-even levels. The Partnership's total investment in Holden Village and Ticino Apartments was approximately $1,306,000 at September 30, 1998.

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

                               SEPTEMBER 30, 1998


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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1998


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Partnership's General Partner was involved in various lawsuits. In addition, the Partnership is involved in the following lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

Tara Construction, the general contractor for the Art Museum properties (Summit I, II and III) commenced this action in December 1992 against the three Summit Local Partnerships, NTCP, NTC, the general partner, PaineWebber, and a PaineWebber affiliate seeking $600,000 in damages allegedly due for work done in connection with the completion of construction plus damages for alleged misrepresentations and punitive damages. NTCP filed responsive pleadings asserting that Tara's claims are barred and/or subject to offset. Although this lawsuit has been dormant since 1993, Pennsylvania does not provide for the automatic dismissal of inactive lawsuits. Defendants have not filed a motion to dismiss since the plaintiff could respond by reactivating the litigation.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A report 8-K relating to an unsolicited offer was filed with the Securities and Exchange Commission during the quarter ended September 30, 1998.

On March 15, 1998 Bond Purchase, L.L.C. (the "Buyer") made an unsolicited tender offer to buy units of limited partnership interests (the "Units") in the Partnership for a price of $150 per Unit. The Buyer did not contact the General Partner prior to commencing its tender offer. By letter dated May 1, 1998, the General Partner advised limited partners that it had determined not to take a position with respect to the tender offer but cautioned limited partners to consider certain items before determining whether to tender their Units to the Buyer. A copy of the letter from the Buyer is attached as an Exhibit to this form 10-Q.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1998



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



                                   NATIONAL TAX CREDIT PARTNERS, L.P.
                                   (a California limited partnership)



                                   By: National Partnership Investments Corp.
                                       General Partner



                                       /s/ PAUL PATIERNO
                                       ----------------------------------------
                                       Paul Patierno
                                       Chief Financial Officer



                                   Date: November 23, 1998
                                        ---------------------------------------


                                       /s/ CHARLES H. BOXENBAUM
                                       ----------------------------------------
                                       Charles H. Boxenbaum
                                       Chief Executive Officer



                                   Date: November 23, 1998
                                        ---------------------------------------

BOND PURCHASE L.L.C.
P.O. Box 26730
Kansas City, MO 64196


March 15, 1998

To the Holders of Limited Partnership Interests in National Tax Credit Partners, L.P.


RE: OFFER TO PURCHASE LIMITED PARTNERSHIP INTERESTS FOR $150.00


Dear Investor:


        We are offering you an opportunity to sell your limited partnership interests (the "Units") in National Tax Credit Partners, L.P. (the Partnership") for cash in the amount of $150.00 per Unit (which amount will be reduced by any cash distributions declared by the Partnership after the date of this letter). Our offer provides you with an opportunity to sell your Units now without the costly transfer fees and commission costs (typically up to 10%) usually paid by the seller in secondary market sales. ALL TRANSFER COSTS AND FEES WILL BE PAID BY BOND PURCHASE, L.L.C.

        We believe that it is appropriate for investors to have financial choices. Our offer gives you, the investor, the ability to make a decision about your continued involvement with the Partnership. You may no longer wish to continue with your investment in the Partnership for a number of reasons, including:

        * Inability to utilize tax credits, which have been the only benefit to date. Tax credits you have previously used should not have to be recaptured due to the large partnership exemption.

        * If you sell your units, 1998 will be the final year for which you receive a K-1 tax form from the partnership.

        * The yearly tax credits you have been getting are about to stop. You may be able to realize a tax loss from writing off your initial investment of $2,500 per unit that would reduce your taxes for 1998.

        * The Partnership was closed ten years ago in 1988. Your money has been tied up for this long period with minimal return.

        * More immediate use for the cash tied up in your investment in the Units.

        * The absence of a formal trading market for the Units and their resulting relative illiquidity.

        * General disenchantment with real estate investments, particularly long-term investments in limited partnerships;

        Our offer is limited to 1,190 of the 23,899 outstanding Units. If we were to acquire more than this amount, the administrative costs of our offer would become burdensome.

        We will accept for purchase properly documented Units on a "first-received, first-buy" basis. You will be paid promptly following confirmation of a valid, properly executed Agreement of Transfer and other required transfer documents. We will pay for all Partnership transfer fees and costs. All tenders of Units will be irrevocable and may not be rescinded or withdrawn.

        We are real estate investors who are not affiliated with the Partnership or the General Partners. The General Partners of the Partnership have not analyzed, approved, endorsed or made any recommendation as to acceptance of the offer. The purchase offer has been determined solely at the discretion of Bond Purchase, L.L.C. and does not necessarily represent the true market value of each unit. We are seeking to acquire Units for investment purposes only and not with a view to their resale.

        An Agreement of Transfer is enclosed which you can use to accept our offer. Please execute page 3 of this document, as well as the Power of Attorney. Obtain all other required signatures and return the documentation in the enclosed envelope. Please note that all signatures must be medallion guaranteed. The transfer cannot be processed without signatures that are medallion guaranteed and failure to obtain them will result in needless delays. In addition, place your Unit Certificate in the enclosed envelope. We encourage you to act immediately if you are interested in accepting or offer as only I, 190 Units will be purchased.

        OUR OFFER WILL EXPIRE AT 5:00 PM ON APRIL 30, 1998, UNLESS EXTENDED.

        Please call William Teel at (816) 421-4670 if you have any questions.


Sincerely,


Bond Purchase, L.L.C.