Form 10-K405
period 1998-12-31
NATIONAL TAX CREDIT PARTNERS L P
filed 1999-04-15
CIK 847415

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended DECEMBER 31, 1998

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

The general partner of the Partnership is National Partnership Investments Corp. ("NAPICO"), a California corporation (the "General Partner"). The business of the Partnership is conducted primarily by NAPICO.

Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P. (the "Operating Partnership"), a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. The current members of NAPICO's Board of Directors are Charles H. Boxenbaum, Bruce E. Nelson, Alan I. Casden and Henry C. Casden.

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

During 1998, the Apartment Complexes in which NTCP had invested were substantially rented.

The following is a schedule of the occupancy status as of December 31, 1998, of the Apartment Complexes owned by Local Partnerships in which NTCP is a limited partner.


                SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
                         IN WHICH NTCP HAS AN INVESTMENT
                                DECEMBER 31, 1998



                                 No. of              Units         Percentage of
Name & Location                   Units            Occupied         Total Units
---------------                  ------            --------        --------------
Apple Tree
Brigham City, UT                    24                 0                 0%

Blue Lake
Miami, FL                          106                84                79%

ComFed Qualified
Omaha, NE                          116               111                96%

Concept I & II
Cleveland, OH                       40                38                95%

Countryview/Columbus
Columbus, OH                       152               133                88%

Dickens
Chicago, IL                         34                34               100%

Dynes
Cleveland, OH                       42                41                98%

Genoa Plaza
Genoa City, WI                      48                46                96%

Glenark
Woonsocket, RI                      67                67               100%

Grand Meadows
Grand Blanc, MI                     64                62                97%

Grinnell Park
Grinnell, IA                        24                24               100%

                SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
                   IN WHICH NTCP HAS AN INVESTMENT (CONTINUED)
                                DECEMBER 31, 1998


                                 No. of              Units         Percentage of
Name & Location                   Units            Occupied         Total Units
---------------                  ------            --------        --------------

Hickory Green
Westland, MI                        59                58                98%

Holden Village
West Seattle, WA                    96                96               100%


Kimberly Court
Seward, AK                          24                 0                 0%

Meadows Apartments
Ypsilanti, MI                      114               112                98%

Mountain View - I
Sante Fe, NM                       120               107                89%

Mountain View - II
Sante Fe, NM                       159               143                90%

Newbury
Oak Creek, WI                      164               145                88%

North Liberty
North Liberty, IA                   24                24               100%

Paris Hotel
Denver, CO                          17                17               100%

Rolling Hills
Pottsgrove Township, PA            232               231                99%

Rose City
Portland, OR                       264               262                99%

Summit I - Wallace
Philadelphia, PA                    17                13                76%

Summit II - Bergdoll
Philadelphia, PA                     9                 9               100%

Summit III - Chandler
Philadelphia, PA                    25                24                96%

                SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
                   IN WHICH NTCP HAS AN INVESTMENT (CONTINUED)
                                DECEMBER 31, 1998



                                 No. of              Units         Percentage of
Name & Location                   Units            Occupied         Total Units
---------------                  ------            --------        --------------
Terrace Gardens
Lemon Grove, CA                    150               149                99%

Ticino
Seattle, WA                         45                40                89%

Torres de Plata I
Toa Alta, PR                        72                72               100%

Tyrone Elderly
Tyrone, PA                         100               100               100%

Victorian Park
Streamwood, IL                     336               316                94%

Vinton/Park School
Omaha, NE                           44                44               100%
                                 -----             -----
TOTAL                            2,788             2,602                93%
                                 =====             =====

ITEM 2. PROPERTIES:

Through its investments in Local Partnerships, NTCP holds interests in 31 Apartment Complexes. See Item 1 and Schedule for information pertaining to these Apartment Complexes.

ITEM 3. LEGAL PROCEEDINGS:

As of December 31, 1998, NTCP's General Partner was a plaintiff or defendant in several lawsuits. In addition, the Partnership is involved in the following lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

Victorian Park Associates, which owns a 336-unit Apartment Complex located in Illinois, defaulted on its mortgage in July 1991 principally because the unaffiliated Local Operating General Partners failed to pay $800,000 of real estate taxes required under their guarantees. On March 25, 1992, the Partnership commenced litigation [National Tax Credit Partners, L.P. v. Havlick, Owings, United Development et al., Case No. 92C2074 in the United States District Court for the Northern District of Illinois Eastern Division] against the Local Operating General Partners to enforce its rights. On November 13, 1992 the Partnership was advised that a Chapter 11 petition in bankruptcy was filed by the local operating general partners on behalf of the Local Partnership [In re:
Victorian Park Associates, Debtor, Case No. 92-B-25140, Chapter 11] and that the lender, Patrician Mortgage ("Patrician"), had accelerated its mortgage. On January 7, 1993, the Partnership obtained an order compelling the Local Operating General Partners to perform under their Guarantees, which order was reversed by the U.S. Court of Appeals for the Seventh Circuit. The Local Operating General Partners' Seventh Amended Plan of Reorganization (the "Plan") is now pending approval. Pursuant to the Plan, Patrician is required to reissue and/or reduce the principal on the first mortgage bonds and the Local Operating General Partners are required to (i) pay $1,000,000 cash to implement the Plan and (ii) pay an agreed upon monthly guarantee payment. No assurances can be given that the Plan will be successfuly implemented. As of December 31, 1998 and 1997, the Partnership's carrying value of the investment in the Victorian Local Partnership (which represents approximately 5.7% of the Partnership's total equity initially invested in Local Partnerships) was zero.

In December 1992, Tara Construction, the general contractor for Art Museum properties (Summit I, II and III), commenced an action in the Court of Common Pleas, Montgomery County, Pennsylvania Tara Construction v. NTCP et al., (Case No. 92-23505) against the three Summit Local Partnerships, the Partnership, NTC, the General Partner, PaineWebber Incorporated, and a PaineWebber affiliate, seeking damages of approximately $600,000 allegedly due the general contractor for work done in connection with the completion of construction plus damages for alleged misrepresentations and punitive damages. The Partnership believes that the general contractor's claims are barred and/or subject to offset and it has filed responsive pleadings. The Partnership has not accrued any liability in the accompanying financial statements as of December 31, 1998 and 1997. Tara Construction's lawsuit has been dormant for more than three years. Occupancy levels at the three related Local Partnerships, Summit I, II, and III (Wallace, Bergdoll, and Chandler School located in Philadelphia) were 76%, 100%, and 96%, respectively, at December 31, 1998, and the properties have been operating at a deficit. The local general partner is currently attempting to negotiate discounted payments and/or payment plans for outstanding payables which, if unsuccessful, could result in foreclosure proceedings on all three properties. In 1996, the aggregate carrying value of the investments in Summit I, Summit II and Summit III of approximately $2,290,000, was written off. Summit I, II and III represent 3.2%, 1.4% and 4.6%, respectively, of NTCP's original portfolio investment.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Not applicable.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS:

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by PaineWebber Incorporated. It is not anticipated that any active public market will develop for the purchase and sale of any Limited Partnership Interest. Limited Partnership Interests may not be transferred but can be assigned only if certain requirements in the Partnership Agreement are satisfied. At December 31, 1998, there were 3,896 registered holders of Limited Partnership Interests in NTCP. The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Partnerships and then such distributions, if any, may be limited. Distributions have not been made from the inception of the Partnership to December 31, 1998.

ITEM 6. SELECTED FINANCIAL DATA:



                                                            Year Ended December 31,
                                 ----------------------------------------------------------------------------
                                     1998           1997             1996            1995            1994
                                 ------------    ------------    ------------    ------------    ------------
Interest and other Income        $     14,100    $     51,975    $     99,016    $     75,125    $     54,226

Operating expenses                   (910,831)       (903,971)       (975,642)     (1,207,679)     (1,337,098)

Distributions from limited
   partnership recognized
   as income                          204,866          18,381          37,532              --              --

Equity in loss of limited
   partnerships and
   amortization of
   acquisition costs               (2,082,528)     (2,188,630)     (2,049,514)     (3,828,734)     (2,369,642)

Write-off of Local Partnership     (1,223,100)       (560,766)     (2,289,875)     (1,158,801)             --
                                 ------------    ------------    ------------    ------------    ------------

Net loss                         $ (3,997,493)   $ (3,583,011)   $ (5,178,483)   $ (6,120,089)   $ (3,652,514)
                                 ============    ============    ============    ============    ============

Net loss per limited
   partnership interest          $       (166)   $       (148)   $       (215)   $       (254)   $       (151)
                                 ============    ============    ============    ============    ============


Total assets                     $ 11,642,078    $ 14,985,893    $ 17,946,325    $ 22,499,105    $ 27,390,138
                                 ============    ============    ============    ============    ============

Investments in Local
   Partnerships                  $ 11,421,621    $ 14,370,207    $ 17,721,398    $ 21,923,823    $ 27,142,069
                                 ============    ============    ============    ============    ============

Capital contributions payable    $    266,841    $    329,030    $    392,300    $    441,300    $         --
                                 ============    ============    ============    ============    ============

Accrued fees and expenses
   due to partners               $  5,420,677    $  4,727,721    $  3,996,221    $  3,266,521    $  2,503,091
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

The Partnership's unrestricted cash reserves as of December 31, 1998 were approximately $220,457. In order to replenish NTCP's reserves, NTCP sold to the local general partner an additional portion and further diluted its limited partner interest in the Rose City local partnership during 1997. The local general partner will, accordingly, be entitled to an increased allocation of cash flow and proceeds from the sale or refinancing of the property. NTCP will continue to receive its allocable portion of housing tax credits, subject to the allocation made to the additional limited partner identified in a prior report, through the ten year credit period. As a result of this transaction, NTCP received $260,000 during 1997. In addition, NTCP sold to an unrelated party a portion of its limited partner interest in the Countryview local partnership and received $625,582 during 1997. The amounts received from these sales are traded as reductions to the Partnership's investment balance in the local partnerships.

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

The Meadows Apartments (the "Local Partnership") is a 114-unit building located in Ypsilanti, Michigan. The first mortgage loan matured on May 15, 1996. After the lender refused to negotiate an extension of the loan, the Local Partnership filed Chapter 11 bankruptcy proceedings to avert foreclosure. A plan of reorganization for the Local Partnership (the "Plan") was approved by the bankruptcy court on December 16, 1996. Under the Plan, the existing loan in the principal amount of $2,890,000, at an interest rate of 10%, was reduced to $2,100,000 with an interest rate of 9%. In exchange, the lender received one-third of NTCP's local partnership interest, including anticipated allocations of housing tax credits in the amount of approximately $488,500. The property operated at an occupancy level of 96% as of December 1998 and attained break-even levels of operations during 1998 and 1997. The Partnership's investment in Meadows Apartments was zero at December 31, 1998 and 1997, as the investment was written off in 1995.

Holden Village and Ticino Apartments, located in Seattle, Washington, maintained average occupancy levels of 97% and 91%, respectively, and have been experiencing operating deficits. The high cost of servicing the debt is the largest contributing factor associated with the deficit operations. In January 1998, NTCP was successful in negotiating an interest rate reduction with the lender for each of the properties. Based on the loan modifications, the operating performance of each property is expected to improve. The Partnership's total investment in Holden Village and Ticino Apartments of approximately $1,223,100 was written off in 1998.

The Dynes Village Apartments complex is operating at a deficit and the first mortgage loan encumbering the property was delinquent until it was brought current by NTCP in November 1997. In addition, the property has been audited by the IRS with respect to tenant qualifications performed by the prior local operating general partner. The IRS has disqualified all future housing tax credits based on what they consider non-compliance by the prior local operating general partner. As a result, the Partnership's investment in Dynes Village of $560,766 was written off during 1997.

Pursuant to the terms of a workout, dated January 11, 1995 (the "Workout") agreed upon between the parties relating to the resolution of an existing default under the first mortgage loan encumbering Glenark Landing, annual payments of $42,800 for a five year term, totaling $214,000, are due to the Rhode Island Housing and Mortgage Finance Corporation (the "Lender"). The Partnership's investment in Glenark Landing was zero at December 31, 1998 and 1997. A dispute has arisen as to whether the local partnership is in default under the Workout. The parties are currently engaged in settlement discussions regarding this dispute.

Pursuant to the terms of a loan workout relating to the Blue Lake Local Partnership, dated March 25, 1995 (the "Workout"), NTCP is required to contribute an additional $541,300 to the local partnership over a ten year period. In exchange, the debt service on the property is payable out of net cash flow. During 1998 and 1997, approximately $62,000 and $63,000, respectively, was paid by NTCP to the local partnership under the Workout. The Partnership's investment in Blue Lake was zero at December 31, 1998 and 1997.

During 1997, the Oregon Housing and Community Services Department ("Department") inspected Rose City Village Limited Partnership's compliance with the low-income housing credit provisions of the Internal Revenue Code, and determined that the Partnership was not in compliance. The Department filed Form 8823, Low-Income Housing Credit Agencies Report of Noncompliance, with the Internal Revenue Service. NTCP Management believes the instances of noncompliance are now corrected; however, as of the date of this report, resolution of this matter by the Department and the Internal Revenue Service is still outstanding. The effect, if any, of the noncompliance on the financial statements of the Partnership cannot be determined at this date. The Partnership's investment in Rose City at December 31, 1998 was $532,337.

The Partnership accounts for its investments in the Local Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Partnerships. Equity in losses of Local Partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital. Equity in losses of Local Partnerships decreased in 1998 because Dynes Village and the Summits were written off in 1997 and 1996, respectively, as discussed above.

Distributions received from Local Partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. In addition, an annual partnership management fee in an amount equal to 0.5% of invested assets is payable to the General Partner and Special Limited Partner. The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of Partnership affairs. The decrease in legal fees for the year ended December 31, 1998 and 1997, as compared to 1996, is due to higher legal fees in 1996 associated with the final settlement of litigation involving the Blue Lake, Dynes and Glenark Local Partnerships as well as legal fees being paid in connection with the Victorian Park bankruptcy, and legal fees incurred in connection with various securities matters.

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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                              FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULES
                  AND REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                DECEMBER 31, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
National Tax Credit Partners, L.P.
(A California limited partnership)

We have audited the accompanying balance sheets of National Tax Credit Partners, L.P. (a California limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the index in item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain investee limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these investee limited partnerships represent 98 percent and 40 percent of total assets as of December 31, 1998 and 1997, respectively, and the equity in the net loss of these partnerships represents 70 percent, 44 percent and 55 percent of the total net loss of the Partnership for the years ended December 31, 1998, 1997 and 1996, respectively, and represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these investee limited partnerships were audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of National Tax Credit Partners, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Los Angeles, California
April 8, 1999

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

                                                 /s/ BLACKMAN & ASSOCIATES, P.C.
                                                 -------------------------------


Omaha, Nebraska
January 23, 1998

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998



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

        Impairment of Long-Lived Assets

        The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. During 1998, the Partnership recognized an impairment loss of $1,223,000 related to certain of the investments in local limited partnerships.

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

        At December 31, 1998, the Local Partnerships own residential projects consisting of 2,788 apartment units.

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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998


2.     INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

       The Partnership's allocable share of losses from Local Partnerships are recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of unconsolidated limited partnerships was approximately $15,462,201 and $15,542,236 as of December 31, 1998 and 1997, respectively.

       Distributions from the Local Partnerships are accounted for as a return of capital until the investment balance is reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions received will be recognized as income.

       The following is a summary of the investments in and advances to Local Partnerships and reconciliation to the Local Partnerships accounts:


                                                                               1998             1997
                                                                            ------------    ------------
            Investment balance, beginning of year                           $ 14,370,207    $ 17,721,398
            Capital contributions to (recovery from) limited partnerships        455,569        (494,576)
            Capitalized acquisition costs and fees (Note 3)                           --            (305)
            Equity in loss of limited partnerships                            (1,946,271)     (2,059,308)
            Write off of investee partnership                                 (1,223,100)       (560,766)
            Amortization of capitalized acquisition costs and fees              (136,257)       (129,322)
            Distributions recognized as a return of capital                      (98,527)       (106,914)
                                                                            ------------    ------------
            Investment balance, end of year                                 $ 11,421,621    $ 14,370,207
                                                                            ============    ============

       In 1997, the Partnership received approximately $886,000 from the sale of a portion of its limited partner interests in two Local Partnerships.

       The difference between the investment per the accompanying balance sheets at December 31, 1998 and 1997, and the equity per the Local Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Partnerships the Partnership's recording of capital contributions payable to the Local Partnerships in its investment balance and costs capitalized to the investment account.

       Victorian Park

       Victorian Park Associates, which owns a 336-unit Apartment Complex located in Illinois, defaulted on its mortgage in July 1991 principally because the unaffiliated Local Operating General Partners failed to pay $800,000 of real property taxes required under their guarantees. On March 25, 1992, the Partnership commenced litigation against the Local Operating General Partners to enforce its rights. On November 13, 1992 the Partnership was advised that a Chapter 11 petition in bankruptcy was filed by the Local Operating General Partners on behalf of the Local Partnership and that the lender, Patrician Mortgage ("Patrician"), had accelerated its mortgage. On January 7, 1993, the Partnership obtained an order compelling the Local Operating General Partners to perform under their Guarantees, which order was reversed by the U.S. Court of Appeals for the Seventh Circuit. The Local Operating General Partners' Seventh Amended Plan of Reorganization (the "Plan") is now pending approval. Pursuant to the Plan, Patrician is required to reissue and/or reduce the principal on the first mortgage bonds and the Local Operating General Partners are required to (i) pay $1,000,000 cash to implement the Plan and (ii) pay an agreed upon monthly

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998



2.     INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

       guarantee payment. No assurances can be given that the Plan will be successfully implemented. As of December 31, 1998 and 1997, the Partnership's carrying value of the investment in the Victorian Local Partnership (which represents approximately 5.7 percent of the Partnership's total equity initially invested in Local Partnerships) was zero.

       Summit I, II and III

       The general contractor for three related Local Partnerships, Summit I, Summit II and Summit III, initiated a lawsuit in December 1992 against the Local Partnerships and the Partnership seeking damages in the amount of approximately $600,000 allegedly due pursuant to the respective general contracts plus damages for alleged misrepresentations and punitive damages. The Partnership believes that the general contractor's claims are barred and/or subject to offset and it has filed responsive pleadings. The Partnership has not accrued any liability in the accompanying financial statements as of December 31, 1998 and 1997. The lawsuit has been dormant for more than four years. Occupancy levels at the three related Local Partnerships, Summit I, II, and III (Wallace, Bergdoll, and Chandler School located in Philadelphia) were 76%, 100%, and 96%, respectively, at December 31, 1998, and the properties have been operating at a deficit. The local general partner is currently attempting to negotiate discounted payments and/or payment plans for outstanding payables which, if unsuccessful, could result in foreclosure proceedings on all three properties. In 1996, the aggregate carrying value of the investments in Summit I, Summit II and Summit III of approximately $2,290,000 was written off. Summits I, II and III represent 3.2%, 1.4% and 4.6%, respectively, of NTCP's original portfolio investment.

       Meadows

       The Meadows Apartments (the "Local Partnership") is a 114-unit building located in Ypsilanti, Michigan. The first mortgage loan matured on May 15, 1996. After the lender refused to negotiate an extension of the loan, the Local Partnership filed Chapter 11 bankruptcy proceedings to avert foreclosure. A plan of reorganization for the Local Partnership (the "Plan") was approved by the bankruptcy court on December 16, 1996. Under the Plan, the existing loan in the principal amount of $2,890,000, at an interest rate of 10%, was reduced to $2,100,000 with an interest rate of 9%. In exchange, the lender received one-third of NTCP's local partnership interest, including anticipated allocations of housing tax credits in the amount of approximately $488,500. The property operated at an occupancy level of 98% as of December 1998, and attained break-even levels of operations during 1998 and 1997. As of December 31, 1998 and 1997, the Partnership's carrying value of the investment in the Meadows Apartments was zero.

       Glenark

       Pursuant to the terms of a workout, dated January 11, 1995 (the "Workout") agreed upon between the parties relating to the resolution of an existing default under the first mortgage loan encumbering Glenark Landing, annual payments of $42,800 for a five year term, totaling $214,000, are due to the Rhode Island Housing and Mortgage Finance Corporation (the "Lender").

        The Partnership's investment in Glenark was zero at December 31, 1998 and 1997.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998



2.     INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

       Holden Village & Ticino Apartments

       Holden Village and Ticino Apartments, located in Seattle, Washington, maintained average occupancy levels of 97% and 91%, respectively, and have been experiencing operating deficits. The high cost of servicing the debt was the largest contributing factor associated with the deficit operations. In January 1998, NTCP was successful in negotiating an interest rate reduction with the lender for each of the properties. Based on the loan modifications, the operating performance of each property is expected to improve. The Partnership's total investment in Holden Village and Ticino Apartments of approximately $1,223,000 was written off in 1998.

       Dynes Village

       The Dynes Village Apartments complex is operating at a deficit and the first mortgage loan encumbering the property was delinquent until it was brought current by NTCP in November 1997. In addition, the property has been audited by the IRS with respect to tenant qualifications performed by the prior local operating general partner. The IRS has disqualified all future housing tax credits based on what they consider non-compliance by the prior local operating general partner. As a result, the Partnership's investment in Dynes Village of $560,766 was written off during 1997.

       Blue Lake

       Pursuant to the terms of a loan workout, dated March 25, 1995 (the "Workout"), NTCP is required to contribute an additional $541,300 to the local partnership over a ten year period. In exchange, the debt service on the property is payable out of net cash flow. During 1998 and 1997, approximately $62,000 and $63,000, respectively, was paid by NTCP to the local partnership under the Workout (see Note 3). The Partnership's investment in Blue Lake at December 31, 1998 and 1997 was zero.

       Rose City

       During 1997, the Oregon Housing and Community Services Department ("Department") inspected Rose City Village Limited Partnership's compliance with the low-income housing credit provisions of the Internal Revenue Code, and determined that the Partnership was not in compliance. The Department filed Form 8823, Low-Income Housing Credit Agencies Report of Noncompliance, with the Internal Revenue Service. Management believes the instances of noncompliance are now corrected; however, as of the date of this report, resolution of this matter by the Department and the Internal Revenue Service is still outstanding. The effect, if any, of the noncompliance on the financial statements of the Partnership cannot be determined at this date. The Partnership's investment in Rose City at December 31, 1998 was $532,337.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998



2.     INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

       Selected financial information from the combined financial statements of the Local Partnerships at December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 is as follows:


                                 Balance Sheets
                                                                 1998         1997
                                                               ---------    ---------
                                                                   (in thousands)
            Land and buildings, net                            $  99,498    $ 102,994
                                                               =========    =========

            Total assets                                       $ 105,811    $ 109,481
                                                               =========    =========

            Mortgages payable secured by real property         $  87,586    $  87,811
                                                               =========    =========

            Total liabilities                                  $ 107,672    $ 107,169
                                                               =========    =========

            Deficiency of National Tax Credit Partners, L.P.   $  (6,628)   $  (3,216)
                                                               =========    =========

            Equity of other partners                           $   4,767    $   5,529
                                                               =========    =========



                            Statements of Operations

                                                      1998        1997        1996
                                                    --------    --------    --------
                                                             (in thousands)
            Total revenues                          $ 17,699    $ 18,087    $ 17,624
                                                    ========    ========    ========

            Interest expense                        $  7,538    $  7,687    $  7,608
                                                    ========    ========    ========

            Depreciation                            $  4,325    $  4,269    $  4,371
                                                    ========    ========    ========

            Total expenses                          $ 21,408    $ 21,546    $ 33,530
                                                    ========    ========    ========

            Net loss                                $ (3,710)   $ (3,459)   $(15,906)
                                                    ========    ========    ========

            Net loss allocable to the Partnership   $ (3,374)   $ (3,466)   $(15,436)
                                                    ========    ========    ========

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998



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


                                                                 1998        1997        1996
                                                               --------    --------    --------
                                                                        (in thousands)
            Total assets                                       $ 47,383    $ 48,987
                                                               ========    ========

            Total liabilities                                  $ 48,083    $ 48,133
                                                               ========    ========

            Deficiency of National Tax Credit Partners, L.P.   $ (4,674)   $ (3,177)
                                                               ========    ========

            Equity of other partners                           $  3,973    $  4,030
                                                               ========    ========

            Total revenue                                      $  7,328    $  7,503    $  7,475
                                                               ========    ========    ========

            Net loss                                           $ (2,273)   $ (1,971)   $ (8,140)
                                                               ========    ========    ========

3.      CAPITAL CONTRIBUTIONS PAYABLE

        Capital contributions payable represents approximately $70,000 due annually, until paid in full, for the investment in the Blue Lake Local Partnership. The capital contributions payable are unsecured and non-interest bearing.

4.      RELATED-PARTY TRANSACTIONS

        Under the terms of the Restated Certificate and Agreement of the Limited Partnership, the Partnership is obligated to the General Partner and the Special Limited Partner for the following fees:

        (a)    An annual Partnership management fee in an annual amount equal to
               0.5 percent of invested assets (as defined in the partnership agreement) is payable to the General Partner and Special Limited Partner. Partnership management fees expensed were $692,956 for 1998, 1997 and 1996. At December 31, 1998 and 1997, $5,420,677
               and $4,727,721, respectively, was due the General Partner and Special Limited Partner.

               As of December 31, 1998, the fees and expenses due the General Partner and Special Limited Partner exceeded the Partnership's cash. The partners, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

        (b) A property disposition fee is payable to the General Partner in an amount equal to the lesser of (i) one-half of the competitive real estate commission that would have been charged by unaffiliated third parties

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998


4.      RELATED-PARTY TRANSACTIONS (CONTINUED)

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

        (c) The Partnership reimburses certain expenses to the General Partner. The reimbursement due to the General Partner was $0, $38,544 and $36,744 during 1998, 1997 and 1996, respectively, and included in general and administrative expenses.

        NTC is the Local Operating General Partner in sixteen of the Partnership's 31 Local Partnerships. In addition, NTC is either a special limited partner or a non-managing, administrative general partner in each Local Partnership.

        An affiliate of the General Partner is responsible for the on-site property management for two Local Partnerships (Note 2). The Local Partnerships paid the affiliate property management fees of $59,249, $67,157 and $65,049 in 1998, 1997 and 1996, respectively.

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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998



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

8.      FOURTH-QUARTER ADJUSTMENT

        The Partnership's policy is to record its equity in the loss of limited partnerships on a quarterly basis using estimated financial information furnished by the various local operating general partners. The equity in loss reflected in the accompanying annual financial statements is based primarily upon audited financial statements of the investee limited partnerships. The increase, in equity in loss of approximately
        $988,000, between the estimated nine-month equity in loss and the actual 1998 year end equity in loss has been recorded in the fourth quarter.

                        NATIONAL TAX CREDIT PARTNERS, L.P.             SCHEDULE
                    INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996




                                                YEAR ENDED DECEMBER 31, 1998
                            ---------------------------------------------------------------------------
                              BALANCE                                CAPITALIZED
  LIMITED                    JANUARY 1,           CAPITAL            ACQUISITION             CASH
PARTNERSHIPS                   1998            CONTRIBUTIONS            COSTS            DISTRIBUTIONS
                            ------------       -------------         ------------        -------------
Apple Tree                  $    157,169       $                     $                    $     (1,900)
Blue Lake                              0
ComFed                                 0
Concept I & II                   131,929              75,000
Countryview Columbus           1,466,729             (76,827)
Dickens                                0
Dynes Village                          0                   0
Genoa Plaza                      131,364                                                        (5,691)
Glenark                                0              28,874
Grand Meadows                    899,405
Grinnell Park                    111,783
Hickory Green                    394,244
Holden Village                   809,801             104,651
Kimberly Court                   126,411
The Meadows                            0
Mountain View I                  966,090
Mountain View II               1,308,716
Newbury Place                  2,119,337
North Liberty Park                10,105
Paris Hotel                      303,152
Rolling Hills                    116,938                                                       (49,445)
Rose City                        685,558                                                        (1,000)
Summit I                               0
Summit II                              0
Summit III                             0
Torres de Plata I                 45,328                                                        (6,450)
Terrace Gardens                1,855,253                                                       (17,708)
Ticino                           496,516             323,871
Tyrone Elderly                   969,112                                                       (16,333)
Victorian Park                         0
Vinton Park School             1,265,267
                            ------------        ------------         ------------         ------------
                            $ 14,370,207        $    455,569         $          0         $    (98,527)
                            ============        ============         ============         ============

                                                   YEAR ENDED DECEMBER 31, 1998
                            --------------------------------------------------------------------------
                               EQUITY            AMORTIZATION             BALANCE           CAPITAL
  LIMITED                      INCOME           OF CAPITALIZED         DECEMBER 31,      CONTRIBUTIONS
PARTNERSHIPS                   (LOSS)             ACQ. COSTS               1998             PAYABLE
                            ------------        -------------         ------------        ------------
Apple Tree                  $    (11,307)        $     (1,418)        $    142,544        $    266,841
Blue Lake                              0                    0                    0
ComFed                                 0                    0                    0
Concept I & II                  (200,611)              (6,318)                   0
Countryview Columbus            (139,876)             (13,007)           1,237,019
Dickens                                0                    0                    0
Dynes Village                          0                    0                    0
Genoa Plaza                      (26,302)                (529)              98,842
Glenark                          (28,874)                   0                    0
Grand Meadows                    (88,936)              (3,812)             806,657
Grinnell Park                     (5,880)                (215)             105,688
Hickory Green                    (44,033)              (5,279)             344,932
Holden Village                  (906,855)              (7,597)                   0
Kimberly Court                   (48,948)              (1,663)              75,800
The Meadows                                                 0                    0
Mountain View I                  (70,540)              (7,990)             887,560
Mountain View II                 (77,420)              (7,990)           1,223,306
Newbury Place                    (88,125)             (14,698)           2,016,514
North Liberty Park                (9,188)                (917)                   0
Paris Hotel                     (300,318)              (2,834)                   0
Rolling Hills                    (58,692)              (8,800)                   0
Rose City                       (148,280)              (3,941)             532,337
Summit I                                                                         0
Summit II                                                                        0
Summit III                                                                       0
Torres de Plata I                (18,479)             (20,399)                   0
Terrace Gardens                  (78,096)             (13,253)           1,746,196
Ticino                          (815,381)              (5,006)                   0
Tyrone Elderly                    26,322               (5,188)             973,913
Victorian Park                                                                   0
Vinton Park School               (29,552)              (5,403)           1,230,312
                            ------------         ------------         ------------        ------------
                            $ (3,169,371)        $   (136,257)        $ 11,421,621        $    266,841
                            ============         ============         ============        ============

                       NATIONAL TAX CREDIT PARTNERS, L.P.              SCHEDULE
                    INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                               YEAR ENDED DECEMBER 31, 1997
                            ---------------------------------------------------------------------------
                              BALANCE                                CAPITALIZED
  LIMITED                    JANUARY 1,           CAPITAL            ACQUISITION             CASH
PARTNERSHIPS                   1997            CONTRIBUTIONS            COSTS            DISTRIBUTIONS
                            ------------       -------------         ------------        -------------
Apple Tree                  $    173,648        $                    $                    $     (1,900)
Blue Lake                              0
ComFed                                 0
Concept I & II                   140,282
Countryview Columbus           2,230,431            (625,582)
Dickens                          117,438
Dynes Village                    630,428              53,900
Genoa Plaza                      152,794                                                        (3,779)
Glenark                                0              36,400
Grand Meadows                    996,605
Grinnell Park                    119,821
Hickory Green                    432,097
Holden Village                   944,835              22,000
Kimberly Court                   173,339                                                        (1,724)
The Meadows                            0             262,492
Mountain View I                1,057,747                                                        (6,000)
Mountain View II               1,417,710                                                        (3,000)
Newbury Place                  2,431,711             (10,000)
North Liberty Park                34,268
Paris Hotel                      330,589
Rolling Hills                    777,946                                                       (49,445)
Rose City                        604,078            (260,000)                                   (1,750)
Summit I                               0               2,354
Summit II                              0              10,023
Summit III                             0               5,837
Torres de Plata I                141,674                                                        (6,450)
Terrace Gardens                1,975,852
Ticino                           588,003               8,000                 (305)
Tyrone Elderly                   959,066                                                       (32,866)
Victorian Park                         0
Vinton Park School             1,291,036
                            ------------        ------------         ------------         ------------
                            $ 17,721,398        $   (494,576)        $       (305)        $   (106,914)
                            ============        ============         ============         ============

                                                YEAR ENDED DECEMBER 31, 1997
                           --------------------------------------------------------------------------
                              EQUITY            AMORTIZATION             BALANCE           CAPITAL
  LIMITED                     INCOME           OF CAPITALIZED         DECEMBER 31,      CONTRIBUTIONS
PARTNERSHIPS                  (LOSS)             ACQ. COSTS               1997             PAYABLE
                           ------------        --------------        -------------      -------------
Apple Tree                 $    (13,161)        $     (1,418)        $    157,169        $
Blue Lake                             0                    0                    0              329,030
ComFed                                0                    0                    0
Concept I & II                   (2,035)              (6,318)             131,929
Countryview Columbus           (125,113)             (13,007)           1,466,729
Dickens                        (117,438)                   0                    0
Dynes Village                  (671,696)             (12,632)                   0
Genoa Plaza                     (17,122)                (529)            131,364
Glenark                         (36,400)                   0                   0
Grand Meadows                   (93,388)              (3,812)             899,405
Grinnell Park                    (7,823)                (215)             111,783
Hickory Green                   (32,574)              (5,279)             394,244
Holden Village                 (149,437)              (7,597)             809,801
Kimberly Court                  (43,541)              (1,663)             126,411
The Meadows                    (262,492)                   0                    0
Mountain View I                 (77,667)              (7,990)             966,090
Mountain View II                (98,004)              (7,990)           1,308,716
Newbury Place                  (287,676)             (14,698)           2,119,337
North Liberty Park              (23,246)                (917)              10,105
Paris Hotel                     (24,603)              (2,834)             303,152
Rolling Hills                  (602,763)              (8,800)             116,938
Rose City                       347,171               (3,941)             685,558
Summit I                         (2,354)
Summit II                       (10,023)
Summit III                       (5,837)
Torres de Plata I               (89,064)                (832)              45,328
Terrace Gardens                (107,346)             (13,253)           1,855,253
Ticino                          (94,176)              (5,006)             496,516
Tyrone Elderly                   48,100               (5,188)             969,112
Victorian Park                                                                  0
Vinton Park School              (20,366)              (5,403)           1,265,267
                           ------------         ------------         ------------        ------------
                           $ (2,620,074)        $   (129,322)        $ 14,370,207        $    329,030
                           ============         ============         ============        ============

                         NATIONAL TAX CREDIT PARTNERS, L.P.           SCHEDULE
                   INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS         (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996




                                                YEAR ENDED DECEMBER 31, 1996
                            ---------------------------------------------------------------------------
                              BALANCE                                CAPITALIZED
  LIMITED                    JANUARY 1,           CAPITAL            ACQUISITION             CASH
PARTNERSHIPS                   1996            CONTRIBUTIONS            COSTS            DISTRIBUTIONS
                            ------------       -------------         ------------        -------------
Apple Tree                  $    182,313       $                     $                   $     (1,900)
Blue Lake                              0
ComFed                                 0
Concept I & II                   250,778
Countryview Columbus           2,215,062             104,187
Dickens                          266,437
Dynes Village                    756,218
Genoa Plaza                      173,424
Glenark                                0              34,200
Grand Meadows                  1,085,626
Grinnell Park                    127,321
Hickory Green                    528,049                (369)
Holden Village                 1,084,955              43,911
Kimberly Court                   219,210                                                        (1,724)
The Meadows                            0             (28,880)
Mountain View I                1,146,496
Mountain View II               1,531,416
Newbury Place                  2,572,173              18,254
North Liberty Park                56,746
Paris Hotel                      354,293                                                        (4,000)
Rolling Hills                  1,185,549                                                       (49,445)
Rose City                        585,697                                                       (23,333)
Summit I                         607,899              17,950
Summit II                      1,055,009
Summit III                       632,737
Torres de Plata I                257,288                                                        (6,450)
Terrace Gardens                2,117,731
Ticino                           655,731              34,563
Tyrone Elderly                   924,479
Victorian Park                         0
Vinton Park School             1,351,186
                            ------------        ------------         ------------         ------------
                            $ 21,923,823        $    223,816         $          0         $    (86,852)
                            ============        ============         ============         ============

                                                      YEAR ENDED DECEMBER 31, 1996
                            ---------------------------------------------------------------------------
                                EQUITY            AMORTIZATION             BALANCE           CAPITAL
  LIMITED                       INCOME           OF CAPITALIZED         DECEMBER 31,      CONTRIBUTIONS
PARTNERSHIPS                    (LOSS)             ACQ. COSTS               1996             PAYABLE
                             ------------        --------------        -------------      -------------
Apple Tree                  $     (5,347)        $     (1,418)        $    173,648        $
Blue Lake                               0                    0                    0             392,300
ComFed                                  0                    0                    0
Concept I & II                   (104,178)              (6,318)             140,282
Countryview Columbus              (75,811)             (13,007)           2,230,431
Dickens                          (145,751)              (3,248)             117,438
Dynes Village                    (113,158)             (12,632)             630,428
Genoa Plaza                       (20,101)                (529)             152,794
Glenark                           (34,200)                   0                    0
Grand Meadows                     (85,209)              (3,812)             996,605
Grinnell Park                      (7,285)                (215)             119,821
Hickory Green                     (90,304)              (5,279)             432,097
Holden Village                   (176,434)              (7,597)             944,835
Kimberly Court                    (42,484)              (1,663)             173,339
The Meadows                        28,880                    0                    0
Mountain View I                   (80,759)              (7,990)           1,057,747
Mountain View II                 (105,715)              (7,991)           1,417,710
Newbury Place                    (144,018)             (14,698)           2,431,711
North Liberty Park                (21,561)                (917)              34,268
Paris Hotel                       (16,870)              (2,834)             330,589
Rolling Hills                    (349,358)              (8,800)             777,946
Rose City                          45,655               (3,941)             604,078
Summit I                         (617,772)              (8,077)                   0
Summit II                      (1,047,145)              (7,864)                   0
Summit III                       (624,958)              (7,779)                   0
Torres de Plata I                (108,332)                (832)             141,674
Terrace Gardens                  (128,626)             (13,253)           1,975,852
Ticino                            (97,285)              (5,006)             588,003
Tyrone Elderly                     39,775               (5,188)             959,066
Victorian Park                          0                    0                    0
Vinton Park School                (54,747)              (5,403)           1,291,036
                             ------------         ------------         ------------        ------------
                             $ (4,183,098)        $   (156,291)        $ 17,721,398        $    392,300
                             ============         ============         ============        ============

                                                                    SCHEDULE III
                                                                     (Continued)



              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                           HELD BY LOCAL PARTNERSHIPS
                          IN WHICH NTCP HAS INVESTMENTS
                                DECEMBER 31, 1998



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

                3.      Investments in property and equipment:


                                                               Buildings,
                                                              Furnishings,
                                           Land                 Equipment               Total
                                        -------------         -------------         -------------
Balance, January 1, 1996                $  10,404,347         $ 138,752,232         $ 149,156,579

Net dispositions during the year              (48,350)          (13,726,709)          (13,775,059)
                                        -------------         -------------         -------------

Balance, December 31, 1996                 10,355,997           125,025,523           135,381,520

Net dispositions during the year             (232,400)             (415,672)             (648,072)
                                        -------------         -------------         -------------

Balance, December 31, 1997                 10,123,597           124,609,851           134,733,448

Net addition during the year                        0             1,716,284             1,716,284
                                        -------------         -------------         -------------

Balance, December 31, 1998              $  10,123,597         $ 126,326,135         $ 136,449,732
                                        =============         =============         =============

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

NATIONAL TAX CREDIT PARTNERS, L.P. (the "Partnership") has no directors or executive officers of its own.

Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P. (the "Operating Partnership"), a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. The following biographical information is presented for the directors and executive officers of NAPICO with principal responsibility for the Partnership's affairs.

CHARLES H. BOXENBAUM, 69, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

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

BRUCE E. NELSON, 47, President and a director of NAPICO.

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

ALAN I. CASDEN, 53, Chairman of The Casden Company, an affiliate of Casden Properties (formerly CoastFed Properties), a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

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

HENRY C. CASDEN, 55, President, Chief Operating Officer and Secretary of The Casden Company and a director and secretary of NAPICO.

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

PAUL PATIERNO, 42, Chief Financial Officer.

Mr. Patierno joined NAPICO in 1998 and is responsible for its financial affairs, as well as the limited partnerships sponsored by it. From 1995 until joining NAPICO in September 1998, Mr. Patierno was a senior manager in the affordable housing group of Altschuler, Melvoin and Glasser LLP, a national public accounting firm. From 1990 to 1995, he practiced public accounting with a firm specializing in real estate syndication. Mr. Patierno received his bachelor of science degree in accounting from California State University at Northridge, and is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

PATRICIA W. TOY, 69, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 38, Executive Vice President, General Counsel and Assistant Secretary.

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

ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS:

National Tax Credit Partners, L.P. has no officers, employees, or directors. However, under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to the General Partner and Special Limited Partner for the following fees:

(a) An annual partnership management fee in an amount equal to 0.5 percent of invested assets (as defined) is payable to the General Partner and Special Limited Partner. For each of the years ended December 31, 1998, 1997 and 1996, fees of $692,956 have been incurred.

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

(c) The Partnership reimburses certain expenses to the General Partner. For the years ended December 31, 1998, 1997 and 1996, $0, $38,544 and $36,744, respectively, has been paid.

(d) An affiliate of the General Partner is responsible for the on-site property management for two Local Partnerships. The Local Partnerships paid the affiliate property management fees of $67,157, $67,157, $65,049 in 1998, 1996 and 1996, respectively.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS.

FINANCIAL STATEMENTS

Report of Independent Public Accountants.

Balance Sheets as of December 31, 1998 and 1997.

Statements of Operations for the years ended December 31, 1998, 1997 and 1996.

Statements of Partners' Equity (Deficiency) for the years ended December 31, 1998, 1997 and 1996.

Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

Notes to Financial Statements.

FINANCIAL STATEMENT SCHEDULES APPLICABLE TO NATIONAL TAX CREDIT PARTNERS, L.P. AND THE LIMITED PARTNERSHIPS IN WHICH NATIONAL TAX CREDIT PARTNERS, L.P. HAS INVESTMENTS

Schedule - Investments in Local Limited Partnerships, December 31, 1998, 1997 and 1996.

Schedule III - Real Estate and Accumulated Depreciation, December 31, 1998.

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

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the year ended December 31, 1998.

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


NATIONAL TAX CREDIT PARTNERS, L.P.

By:     NATIONAL PARTNERSHIP INVESTMENTS CORP.
        General Partner


/s/ CHARLES H. BOXENBAUM
-----------------------------------------
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer


/s/ BRUCE E. NELSON
-----------------------------------------
Bruce E. Nelson
Director and President


/s/ ALAN I. CASDEN
-----------------------------------------
Alan I. Casden
Director


/s/ HENRY C. CASDEN
-----------------------------------------
Henry C. Casden
Director


/s/ PAUL PATIERNO
-----------------------------------------
Paul Patierno
Chief Financial Officer