Form 10-K405/A
period 1998-12-31
NATIONAL TAX CREDIT PARTNERS L P
filed 1999-04-21
CIK 847415

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10-K/A

                                AMENDMENT NO. 1


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

                                                 /s/ BLACKMAN & ASSOCIATES, P.C.
                                                 -------------------------------


Omaha, Nebraska
January 23, 1998

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                     ASSETS

                                                                        1998             1997
                                                                    -----------      -----------
INVESTMENTS IN LIMITED PARTNERSHIPS
    (Notes 1 and 2)                                                 $11,421,621      $14,370,207

CASH AND CASH EQUIVALENTS (Note 1)                                      220,457          540,686

RESTRICTED CASH                                                              --           75,000
                                                                    -----------      -----------

          TOTAL ASSETS                                              $11,642,078      $14,985,893
                                                                    ===========      ===========

                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accrued fees and expenses due to partners (Notes 4 and 7)      $ 5,420,677      $ 4,727,721
     Capital contributions payable (Note 3)                             266,841          329,030
     Accounts payable and accrued expenses                              247,614          224,703
                                                                    -----------      -----------
                                                                      5,935,132        5,281,454

CONTINGENCIES (Note 6)

PARTNERS' EQUITY                                                      5,706,946        9,704,439
                                                                    -----------      -----------

           TOTAL LIABILITIES AND PARTNERS' EQUITY                   $11,642,078      $14,985,893
                                                                    ===========      ===========




   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1998


                                                  1998              1997              1996
                                              -----------       -----------       -----------
INTEREST AND OTHER INCOME                     $    14,100       $    51,975       $    99,016
                                              -----------       -----------       -----------

OPERATING EXPENSES:
     Management fees - partners (Note 4)          692,956           692,956           692,956
     Legal and accounting                         124,921            66,790           132,991
     General and administrative (Note 4)           92,954           144,225           149,695
                                              -----------       -----------       -----------

         Total operating expenses                 910,831           903,971           975,642
                                              -----------       -----------       -----------

LOSS FROM PARTNERSHIP OPERATIONS                 (896,731)         (851,996)         (876,626)

WRITE-OFF OF INVESTMENT IN
     LIMITED PARTNERSHIP (Note 2)              (1,223,100)         (560,766)       (2,289,875)

DISTRIBUTIONS FROM LIMITED
     PARTNERSHIPS RECOGNIZED
     AS INCOME                                    204,866            18,381            37,532

EQUITY IN LOSS OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ACQUISITION COSTS (Note 2)             (2,082,528)       (2,188,630)       (2,049,514)
                                              -----------       -----------       -----------

NET LOSS                                      $(3,997,493)      $(3,583,011)      $(5,178,483)
                                              ===========       ===========       ===========

NET LOSS PER LIMITED
     PARTNERSHIP INTEREST (Note 1)            $      (166)      $      (148)      $      (215)
                                              ===========       ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                      Special
                                      Limited           General            Limited
                                      Partners          Partners           Partners            Total
                                    ------------      ------------       ------------       ------------
PARTNERS' EQUITY (DEFICIENCY),
       January 1, 1996              $      1,000      $   (334,164)      $ 18,799,097       $ 18,465,933

       Net loss for 1996                      --           (51,785)        (5,126,698)        (5,178,483)
                                    ------------      ------------       ------------       ------------

PARTNERS' EQUITY (DEFICIENCY),
       December 31, 1996                   1,000          (385,949)        13,672,399         13,287,450

       Net loss for 1997                      --           (35,830)        (3,547,181)        (3,583,011)
                                    ------------      ------------       ------------       ------------

PARTNERS' EQUITY (DEFICIENCY),
       December 31, 1997                   1,000          (421,779)        10,125,218          9,704,439

       Net loss for 1998                      --           (39,975)        (3,957,518)        (3,997,493)
                                    ------------      ------------       ------------       ------------

PARTNERS' EQUITY (DEFICIENCY),
       December 31, 1998            $      1,000      $   (461,754)      $  6,167,700       $  5,706,946
                                    ============      ============       ============       ============

   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                            1998              1997              1996
                                                                        -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net  loss                                                          $(3,997,493)      $(3,583,011)      $(5,178,483)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Equity in losses of limited partnerships
               and amortization of acquisition costs                      2,082,528         2,188,630         2,049,514
            Write-off of investee partnership                             1,223,100           560,766         2,289,875
            Decrease in restricted cash                                      75,000
            Increase in:
               Accrued fees and expenses due to partners                    692,956           731,500           729,700
               Accounts payable and accrued expenses                         22,911           (45,651)          (54,997)
                                                                        -----------       -----------       -----------

                  Net cash provided by (used in) operating activities        99,002          (147,766)         (164,391)
                                                                        -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in investee partnerships:
        Capital contributions and advances to (recovery from)
               limited partnerships                                        (455,569)          494,576          (223,816)
        Capitalized acquisition costs and fees                                   --               305                --
        Distributions recognized as a return of capital                      98,527           106,914            86,852
     Increase (decrease) in capital contributions payable                   (62,189)          (63,270)          (49,000)
                                                                        -----------       -----------       -----------

                 Net cash provided by (used in) investing activities       (419,231)          538,525          (185,964)
                                                                        -----------       -----------       -----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                      (320,229)          390,759          (350,355)

CASH AND CASH EQUIVALENTS,
     beginning of year                                                      540,686           149,927           500,282
                                                                        -----------       -----------       -----------

CASH AND CASH EQUIVALENTS,
     end of year                                                        $   220,457       $   540,686       $   149,927
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



                                                                         Buildings,
                                                                         Furnishings
ACCUMULATED DEPRECIATION:                                               And Equipment
-------------------------                                              ----------------
Balance, January 1, 1996                                                   $25,897,209

Net additions during the year                                                3,569,691
                                                                       ----------------

Balance, December 31, 1996                                                  29,466,900

Net additions during the year                                                2,272,604
                                                                       ----------------

Balance, December 31, 1997                                                  31,739,504

Net additions during the year                                                5,211,767
                                                                       ----------------

Balance, December 31, 1998                                                 $36,951,271
                                                                       ================

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