Form 10-Q
period 1999-03-31
NATIONAL TAX CREDIT PARTNERS L P
filed 1999-05-24
CIK 847415

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended MARCH 31, 1999

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

                      FOR THE QUARTER ENDED MARCH 31, 1999

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements and Notes to Financial Statements

              Balance Sheets, March 31, 1999 and December 31, 1998........................1

              Statements of Operations
                    Three Months Ended March 31, 1999 and 1998............................2

              Statement of Partners' Equity (Deficiency)
                    Three Months Ended March 31, 1999.....................................3

              Statements of Cash Flows
                    Three Months Ended March 31, 1999 and 1998............................4

              Notes to Financial Statements ..............................................5

     Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ..................................12


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings...........................................................16

     Item 6.  Exhibits and Reports on Form 8-K............................................17

     Signatures ..........................................................................18

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      MARCH 31, 1999 AND DECEMBER 31, 1998

                                     ASSETS

                                                                         1999               1998
                                                                      -----------        -----------
                                                                      (Unaudited)          (Audited)
INVESTMENTS IN LIMITED PARTNERSHIPS
    (Notes 1 and 2)                                                   $11,290,901        $11,421,621

CASH AND CASH EQUIVALENTS (Note 1)                                        134,406            220,457
                                                                      -----------        -----------

          TOTAL ASSETS                                                $11,425,307        $11,642,078
                                                                      ===========        ===========

                                          LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accrued fees and expenses due to partners (Notes 5 and 7)        $ 5,593,915        $ 5,420,677
     Capital contributions payable (Note 4)                               266,841            266,841
     Accounts payable and accrued expenses                                249,121            247,614
                                                                      -----------        -----------
                                                                        6,109,877          5,935,132

CONTINGENCIES (Note 6)

PARTNERS' EQUITY                                                        5,315,430          5,706,946
                                                                      -----------        -----------

           TOTAL LIABILITIES AND PARTNERS' EQUITY                     $11,425,307        $11,642,078
                                                                      ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                   1999              1998
                                                ---------         ---------
INTEREST AND OTHER INCOME                       $   1,969         $   7,023
                                                ---------         ---------

OPERATING EXPENSES:
     Management fees - partners (Note 5)          173,238           173,239
     Legal and accounting                          29,487            30,770
     General and administrative (Note 5)           21,238            25,830
                                                ---------         ---------

        Total operating expenses                  223,963           229,839
                                                ---------         ---------

LOSS FROM PARTNERSHIP OPERATIONS                 (221,994)         (222,816)

DISTRIBUTIONS FROM LIMITED
     PARTNERSHIPS  RECOGNIZED
     AS  INCOME                                    26,728            30,404

EQUITY IN LOSS OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ACQUISITION COSTS (Note 2)               (196,250)         (365,000)
                                                ---------         ---------

NET LOSS                                        $(391,516)        $(557,412)
                                                =========         =========

NET LOSS PER LIMITED
     PARTNERSHIP INTEREST (Note 1)              $     (16)        $     (23)
                                                =========         =========


   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)


                                              Special
                                              Limited           General             Limited
                                              Partners          Partners            Partners              Total
                                            -----------        -----------         -----------         -----------
PARTNERSHIP INTERESTS                                                                   23,899
                                                                                   ===========

PARTNERS' EQUITY (DEFICIENCY),
       January 1, 1999                      $     1,000        $  (461,754)        $ 6,167,700         $ 5,706,946

       Net loss for the three months
       ended March 31, 1999                          --             (3,915)           (387,601)           (391,516)
                                            -----------        -----------         -----------         -----------

PARTNERS' EQUITY (DEFICIENCY),
       March 31, 1999                       $     1,000        $  (465,669)        $ 5,780,099         $ 5,315,430
                                            ===========        ===========         ===========         ===========



   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                                   1999              1998
                                                                ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net  loss                                                  $(391,516)        $(557,412)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Equity in losses of limited partnerships
               and amortization of acquisition costs              196,250           365,000
            Increase in:
               Accrued fees and expenses due to partners          173,238           173,239
               Accounts payable and accrued expenses                1,507           (19,599)
                                                                ---------         ---------

                  Net cash used in operating activities           (20,521)          (38,772)
                                                                ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in investee partnerships:
        Capital contributions to limited partnerships             (71,530)         (502,249)
        Distributions recognized as a return of capital             6,000             1,000
                                                                ---------         ---------

                 Net cash used in investing activities            (65,530)         (501,249)
                                                                ---------         ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (86,051)         (540,021)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    220,457           540,686
                                                                ---------         ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 134,406         $     665
                                                                =========         =========


The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        GENERAL

        The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements. Accordingly, the financial statements included herein should be reviewed in conjunction with the audited financial statements and related notes thereto contained in the National Tax Credit Partners, L.P. (the "Partnership") annual report for the year ended December 31, 1998. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

        In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999, and the results of operations and changes in cash flows for the three months then ended.

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

                                 MARCH 31, 1999


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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1999


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        At March 31, 1999, the Local Partnership's own residential projects consisted of 2,788 apartment units.

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

        The following is a summary of the investment in Local Partnerships for the three months ended March 31, 1999:

        Balance, beginning of period                                             $11,421,621
        Capital contributions                                                         71,530
        Equity in losses of limited partnerships                                    (175,000)
        Amortization of capitalized acquisition costs                                (21,250)
        Distributions recognized as a return of capital                               (6,000)
                                                                                 -----------

        Balance, end of period                                                   $11,290,901
                                                                                 ===========

        Victorian Park

        Victorian Park Associates, which owns a 336-unit Apartment Complex located in Illinois, defaulted on its mortgage in July 1991 principally because the unaffiliated Local Operating General Partners failed to pay $800,000 of real property taxes required under their guarantees. On March 25, 1992, the Partnership commenced litigation against the Local Operating General Partners to enforce its rights. On November 13, 1992 the Partnership was advised that a Chapter 11 petition in bankruptcy was filed by the Local Operating General Partners on behalf of the Local Partnership and that the lender, Patrician Mortgage ("Patrician"), had accelerated its mortgage. On January 7, 1993, the Partnership obtained an order compelling the Local

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1999

NOTE 2 -- INVESTMENTS IN LIMITED PARTNERSHIP (CONTINUED)

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

        Summit I, II and III

        The general contractor for three related Local Partnerships, Summit I, Summit II and Summit III, initiated a lawsuit in December 1992 against the Local Partnerships and the Partnership seeking damages in the amount of approximately $600,000 allegedly due pursuant to the respective general contracts plus damages for alleged misrepresentations and punitive damages. The Partnership believes that the general contractor's claims are barred and/or subject to offset and it has filed responsive pleadings. The Partnership has not accrued any liability in the accompanying financial statements. The lawsuit has been dormant for more than three years. Occupancy levels at the three related Local Partnerships, Summit I, II, and III (Wallace, Bergdoll, and Chandler School located in Philadelphia) were 100%, 100% and 92%, respectively, at March 31, 1999. The Summit I and III properties have approximately $187,000 in outstanding property taxes (a portion of which could result in liens on the properties), utility bills, and other trade payables. The local general partner is currently attempting to negotiate discounted payments and/or payment plans for these items which, if unsuccessful, could result in foreclosure proceedings on all three properties. The Partnership's carrying value of the investments in Summit I, Summit II and Summit III which approximately 3.2%, 1.4% and 4.6%, respectively, of the Partnership's original portfolio investment is zero.

        Glenark

        Pursuant to the terms of a workout, dated January 11, 1995 (the "Workout") agreed between the parties relating to the resolution of an existing default under the first mortgage loan encumbering Glenark Landing, an annual payment of $42,800 for a five year term, totaling $214,000 are due to the Rhode Island Housing and Mortgage Corporation (the "Lender").

        Holden Village and Ticino Apartments

        Holden Village and Ticino Apartments, located in Seattle, Washington, have been experiencing operating deficits primarily as a result of the high cost of servicing its debt. In January 1998, NTCP was successful in negotiating an interest rate reduction with the lender for each of the properties. Based on the loan modifications, the operating performance of each property is expected to improve. The Partnership's investment in Holden Village and Ticino Apartments is zero.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1999


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

        Blue Lake

        Pursuant to the terms of a loan workout, dated March 25, 1995 (the "Workout"), NTCP is required to contribute an additional $541,300 to the local partnership over a ten year period. In exchange, the debt service on the property is payable out of net cash flow (see Note 4). The Partnership's investment in Blue Lake is zero. A dispute has arisen as to whether the local partnership is in default under the Workout. The parties are currently engaged in settlement discussions regarding this dispute.

        Rose City

        During 1997, the Oregon Housing and Community Services Department ("Department") inspected Rose City Village Limited Partnership's compliance with the low-income housing credit provisions of the Internal Revenue Code, and determined that the Partnership was not in compliance. The Department filed Form 8823, Low-Income Housing Credit Agencies Report of Noncompliance, with the Internal Revenue Service. Management believes the instances of noncompliance are now corrected; however, as of the date of this report, resolution of this matter by the Department and the Internal Revenue Service is still outstanding. The effect, if any, of the noncompliance on the financial statements of the Partnership cannot be determined at this date. The Partnership's investment in Rose City is approximately $531,000 at March 31, 1999.

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

                                 MARCH 31, 1999


NOTE 5 - RELATED-PARTY TRANSACTIONS

        Under the terms of the Amended and Restated Agreement of the Limited Partnership, the Partnership is obligated to pay the General Partner and the Special Limited Partner the following fees:

        (a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner and Special Limited Partner. For the three months ended March 31, 1999 and 1998 approximately $173,000 has been expensed. The unpaid balance at March 31, 1999 is $5,600,000.

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

        An affiliate of the General Partner is currently managing two properties owned by Local Partnerships. The Local Partnerships pay the affiliate property management fees which have been reduced from 5 percent to 4.5 percent of their gross rental revenues. The amounts paid were $13,399 and $14,326 for the three months ended March 31, 1999 and 1998, respectively.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1999


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

                                 MARCH 31, 1999


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

        The Partnership's cash reserves as of March 31, 1999 were approximately $134,000. In order to replenish NTCP's reserves, NTCP sold to the local general partner an additional portion and further diluted its limited partner interest in the Rose City local partnership during 1997. The local general partner will, accordingly, be entitled to an increased allocation of cash flow and proceeds from the sale or refinancing of the property. NTCP will continue to receive its allocable portion of housing tax credits, subject to the allocation made to the additional limited partner identified in a prior report, through the ten year credit period. As a result of this transaction, NTCP received $260,000 during 1997. In addition, NTCP sold to an unrelated party a portion of its limited partner interest in the Countryview local partnership and received $625,582 during 1997. The amounts received from these sales are traded as reductions to the Partnership's investment balance in the local partnerships. In April and May, 1998, commitment fees of $73,724 were received by the Partnership and distributions from three Local Partnerships amounting to $118,000 were also received by the Partnership. This puts the reserves at approximately $154,000.

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

                                 MARCH 31, 1999


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

                                 MARCH 31, 1999


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

        The Dynes Village Apartments complex is operating at a deficit and the first mortgage loan encumbering the property was delinquent until it was brought current by NTCP in November 1997. In addition, the property has been audited by the IRS with respect to tenant qualifications performed by the prior local operating general partner. The IRS has disqualified all future housing tax credits based on what they consider non-compliance by the prior local operating general partner. The Partnership's investment in Dynes Village was zero at March 31, 1999.

        Pursuant to the terms of a workout, dated January 11, 1995 (the "Workout") agreed upon between the parties relating to the resolution of an existing default under the first mortgage loan encumbering Glenark Landing, annual payments of $42,800 for a five year term, totaling $214,000, are due to the Rhode Island Housing and Mortgage Finance Corporation (the "Lender"). The Partnership's investment in Glenark Landing was zero at March 31, 1999.

        Pursuant to the terms of a loan workout relating to the Blue Lake Local Partnership, dated March 25, 1995 (the "Workout"), NTCP is required to contribute an additional $541,300 to the local partnership over a ten year period. In exchange, the debt service on the property is payable out of net cash flow. The Partnership's investment in Blue Lake was zero at March 31, 1999. A dispute has arisen as to whether the local partnership is in default under the Workout. The parties are currently engaged in settlement discussions regarding this dispute.

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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        RESULTS OF OPERATIONS (CONTINUED)

        Management believes the instances of noncompliance are now corrected; however, as of the date of this report, resolution of this matter by the Department and the Internal Revenue Service is still outstanding. The effect, if any, of the noncompliance on the financial statements of the Partnership cannot be determined at this date. The Partnership's investment in Rose City at March 31, 1999 was $531,000.

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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1999


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 1999, the Partnership's General Partner was involved in various lawsuits. In addition, the Partnership is involved in the following lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership

Victorian Park Associates, which owns a 336-unit Apartment Complex located in Illinois, defaulted on its mortgage in July 1991 principally because the unaffiliated Local Operating General Partners failed to pay $800,000 of real estate taxes required under their guarantees. On March 25, 1992, the Partnership commenced litigation [National Tax Credit Partners, L.P. v. Havlick, Owings, United Development et al., Case No. 92C2074 in the United States District Court for the Northern District of Illinois Eastern Division] against the Local Operating General Partners to enforce its rights. On November 13, 1992 the Partnership was advised that a Chapter 11 petition in bankruptcy was filed by the local operating general partners on behalf of the Local Partnership [In re:
Victorian Park Associates, Debtor, Case No. 92-B-25140, Chapter 11] and that the lender, Patrician Mortgage ("Patrician"), had accelerated its mortgage. On January 7, 1993, the Partnership obtained an order compelling the Local Operating General Partners to perform under their Guarantees, which order was reversed by the U.S. Court of Appeals for the Seventh Circuit. The Local Operating General Partners' Seventh Amended Plan of Reorganization (the "Plan") is now pending approval. Pursuant to the Plan, Patrician is required to reissue and/or reduce the principal on the first mortgage bonds and the Local Operating General Partners are required to (i) pay $1,000,000 cash to implement the Plan and (ii) pay an agreed upon monthly guarantee payment. No assurances can be given that the Plan will be successfully implemented. As of December 31, 1998, the Partnership's carrying value of the investment in the Victorian Local Partnership (which represents approximately 5.7% of the Partnership's total equity initially invested in Local Partnerships) was zero.

In December 1992, Tara Construction, the general contractor for Art Museum properties (Summit I, II and III), commenced an action in the Court of Common Pleas, Montgomery County, Pennsylvania Tara Construction v. NTCP et al., (Case No. 92-23505) against the three Summit Local Partnerships, the Partnership, NTC, the General Partner, PaineWebber Incorporated, and a PaineWebber affiliate, seeking damages of approximately $600,000 allegedly due the general contractor for work done in connection with the completion of construction plus damages for alleged misrepresentations and punitive damages. The Partnership believes that the general contractor's claims are barred and/or subject to offset and it has filed responsive pleadings. The Partnership has not accrued any liability in the accompanying financial statements as of December 31, 1998. Tara Construction's lawsuit has been dormant for more than three years. Occupancy levels at the three related Local Partnerships, Summit I, II, and III (Wallace, Bergdoll, and Chandler School located in Philadelphia) were 76%, 100%, and 96%, respectively, at December 31, 1998, and the properties have been operating at a deficit. The local general partner is currently attempting to negotiate discounted payments and/or payment plans for outstanding payables which, if unsuccessful, could result in foreclosure proceedings on all three properties. In 1996, the aggregate carrying value of the investments in Summit I, Summit II and Summit III of approximately $2,290,000, was written off. Summit I, II and III represent 3.2%, 1.4% and 4.6%, respectively, of NTCP's original portfolio investment.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1999


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) No exhibits are required per the provision of Item 1 of regulation S-K.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1999


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


                                      NATIONAL TAX CREDIT PARTNERS, L.P.
                                      (a California limited partnership)


                                      By: National Partnership Investments Corp.
                                          General Partner


                                          /s/ BRUCE NELSON
                                          --------------------------------------
                                          Bruce Nelson
                                          President


                                      Date: May 24, 1999
                                           -------------------------------------



                                          /s/ CHARLES H. BOXENBAUM
                                          --------------------------------------
                                          Charles H. Boxenbaum
                                          Chief Executive Officer


                                      Date: May 24, 1999
                                           -------------------------------------