Form 10-Q
period 1999-09-30
NATIONAL TAX CREDIT PARTNERS L P
filed 1999-11-22
CIK 847415

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 1999

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

PART I. FINANCIAL INFORMATION

       Item 1.  Financial Statements and Notes to Financial Statements

                Balance Sheets, September 30, 1999 and December 31, 1998..................1

                Statements of Operations
                       Nine Months Ended September 30, 1999 and 1998......................2

                Statement of Partners' Equity (Deficiency)
                       Nine Months Ended September 30, 1999...............................3

                Statements of Cash Flows
                       Nine Months Ended September 30, 1999 and 1998......................4

                Notes to Financial Statements ............................................5

       Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations .................................13

PART II.  OTHER INFORMATION

       Item 1.  Legal Proceedings........................................................18

       Item 6.  Exhibits and Reports on Form 8-K.........................................18

       Signatures........................................................................19

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                     ASSETS

                                                                         1999                1998
                                                                      (Unaudited)         (Audited)
                                                                      -----------        -----------
INVESTMENTS IN LIMITED PARTNERSHIPS
    (Notes 1 and 2)                                                   $10,894,679        $11,421,621

CASH AND CASH EQUIVALENTS (Note 1)                                        129,682            220,457
                                                                      -----------        -----------

          TOTAL ASSETS                                                $11,024,361        $11,642,078
                                                                      ===========        ===========

                                  LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accrued fees and expenses due to partners (Notes 4 and 6)        $ 5,940,391        $ 5,420,677
     Capital contributions payable (Note 3)                               266,841            266,841
     Accounts payable and accrued expenses                                308,212            247,614
                                                                      -----------        -----------
                                                                        6,515,444          5,935,132

CONTINGENCIES (Note 5)

PARTNERS' EQUITY                                                        4,508,917          5,706,946
                                                                      -----------        -----------

           TOTAL LIABILITIES AND PARTNERS' EQUITY                     $11,024,361        $11,642,078
                                                                      ===========        ===========



   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)

                                                       Nine months         Three months       Nine months         Three months
                                                          ended               ended              ended               ended
                                                      Sept 30, 1999       Sept 30, 1999       Sept 30, 1998       Sept 30, 1998
                                                      -------------       -------------       -------------       -------------
INTEREST AND OTHER INCOME                              $     5,768         $     1,942         $    12,878         $     1,893
                                                       -----------         -----------         -----------         -----------

OPERATING EXPENSES:
     Management fees - partners (Note 4)                   519,714             173,238             519,717             173,239
     Legal and accounting                                  106,601              44,853              86,636              16,054
     General and administrative (Note 4)                    68,097              24,949              79,015              21,647
                                                       -----------         -----------         -----------         -----------

         Total operating expenses                          694,412             243,040             685,368             210,940
                                                       -----------         -----------         -----------         -----------

LOSS FROM PARTNERSHIP OPERATIONS                          (688,644)           (241,098)           (672,490)           (209,047)

DISTRIBUTIONS FROM LIMITED PARTNERSHIPS
     RECOGNIZED AS INCOME                                   79,365               3,193              32,071               1,667

EQUITY IN LOSS OF LIMITED PARTNERSHIPS AND
     AMORTIZATION OF ACQUISITION COSTS (Note 2)           (588,750)           (196,250)         (1,095,000)           (365,000)
                                                       -----------         -----------         -----------         -----------

NET LOSS                                               $(1,198,029)        $  (434,155)        $(1,735,419)        $  (572,380)
                                                       ===========         ===========         ===========         ===========

NET LOSS PER LIMITED
     PARTNERSHIP INTEREST (Note 1)                     $       (50)        $       (18)        $       (72)        $       (24)
                                                       ===========         ===========         ===========         ===========



   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999
                                  (Unaudited)

                                       Special
                                       Limited            General             Limited
                                       Partners           Partners            Partners              Total
                                      -----------        -----------         -----------         -----------
PARTNERSHIP INTERESTS                                                             23,899
                                                                             ===========

PARTNERS' EQUITY (DEFICIENCY),
    January 1, 1999                   $     1,000        $  (461,754)        $ 6,167,700         $ 5,706,946

Net loss for the nine
    months ended Sept 30, 1999                 --            (11,980)         (1,186,049)         (1,198,029)
                                      -----------        -----------         -----------         -----------

PARTNERS' EQUITY (DEFICIENCY),
    Sept 30, 1999                     $     1,000        $  (473,734)        $ 4,981,651         $ 4,508,917
                                      ===========        ===========         ===========         ===========



   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                                    1999                1998
                                                                -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net  loss                                                  $(1,198,029)        $(1,735,419)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Equity in losses of limited partnerships
               and amortization of acquisition costs                588,750           1,095,000
           Increase (decrease) in:
               Accrued fees and expenses due to partners            519,714             519,717
               Accounts payable and accrued expenses                 60,598             (25,982)
                                                                -----------         -----------

                  Net cash used in operating activities             (28,967)           (146,684)
                                                                -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in investee partnerships:
        Capital contributions to limited partnerships              (167,487)           (523,522)
        Decrease in restricted cash                                      --              75,000
        Distributions recognized as a return of capital             105,679             173,452
     Decrease in capital contributions payable                           --             (62,189)
                                                                -----------         -----------

                 Net cash used in investing activities              (61,808)           (337,259)
                                                                -----------         -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (90,775)           (483,943)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      220,457             540,686
                                                                -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $   129,682         $    56,743
                                                                ===========         ===========



   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999, and the results of operations and changes in cash flows for the nine and three months then ended.

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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

At September 30, 1999, the Local Partnerships owned residential projects consisting of 2,788 apartment units.

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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1999

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

Distributions from the Local Partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received will be recognized as income.

The following is a summary of the investment in Local Partnerships for the nine months ended September 30, 1999:

Balance, beginning of period                           $ 11,421,621
Capital contributions                                       167,487
Equity in losses of limited partnerships                   (525,000)
Amortization of capitalized acquisition costs               (63,750)
Distributions recognized as a return of capital            (105,679)
                                                       ------------

Balance, end of period                                 $ 10,894,679
                                                       ============

The following are unaudited combined estimated statements of operations for the nine and three months ended September 30, 1999 and 1998 for the limited partnerships in which the Partnership has investments:

                              Nine months         Three months         Nine months          Three months
                                ended                ended                ended                ended
                            Sept. 30, 1999       Sept. 30, 1999       Sept. 30, 1998       Sept. 30, 1998
                            --------------       --------------       --------------       --------------
REVENUES
    Rental and other         $ 13,272,000         $  4,424,000         $ 13,566,000         $  4,522,000
                             ------------         ------------         ------------         ------------

EXPENSES
    Depreciation                3,243,000            1,081,000            3,201,000            1,067,000
    Interest                    5,652,000            1,884,000            5,763,000            1,921,000
    Operating                   7,161,000            2,387,000            7,194,000            2,398,000
                             ------------         ------------         ------------         ------------

                               16,056,000            5,352,000           16,158,000            5,386,000
                             ------------         ------------         ------------         ------------

    Net income (loss)        $ (2,784,000)        $   (928,000)        $ (2,592,000)        $   (864,000)
                             ============         ============         ============         ============

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1999

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

Summit I, II and III

The general contractor for three related Local Partnerships, Summit I, Summit II and Summit III, initiated a lawsuit in December 1992 against the Local Partnerships and the Partnership seeking damages in the amount of approximately $600,000 allegedly due pursuant to the respective general contracts plus damages for alleged misrepresentations and punitive damages. The Partnership believes that the general contractor's claims are barred and/or subject to offset and it has filed responsive pleadings. The Partnership has not accrued any liability in the accompanying financial statements. The lawsuit has been dormant for more than three years. Occupancy levels at the three related Local Partnerships, Summit I, II, and III (Wallace, Bergdoll, and Chandler School located in Philadelphia) were 100%, 89% and 80%, respectively, at September 30, 1999. The Summit I and III properties have approximately $187,000 in outstanding property taxes (a portion of which could result in liens on the properties), utility bills, and other trade payables. The local general partner is currently attempting to negotiate discounted payments and/or payment plans for these items which, if unsuccessful, could result

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1999

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

in foreclosure proceedings on all three properties. The Partnership's carrying value of the investments in Summit I, Summit II and Summit III which approximately 3.2%, 1.4% and 4.6%, respectively, of the Partnership's original portfolio investment is zero.

Glenark

Pursuant to the terms of a workout agreement dated January 11, 1995 (the "Workout") relating to the resolution of an existing default under the first mortgage loan encumbering Glenark Landing, an annual payment of approximately $64,000 for a five year term is due to the lender. The local partnership is in default under the Workout Agreement and is in discussions with the lender to resolve the matter.

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

Blue Lake

Pursuant to the terms of a loan workout, dated March 25, 1995 (the "Workout"), NTCP is required to contribute an additional $541,300 to the local partnership over a ten year period. In exchange, the debt service on the property is payable out of net cash flow (see Note 4). The Partnership's investment in Blue Lake is zero. A dispute has arisen as to whether the local

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1999

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

partnership is in default under the Workout. The parties are currently engaged in discussions regarding this dispute.

Rose City

During 1997, the Oregon Housing and Community Services Department ("Department") inspected Rose City Village Limited Partnership's compliance with the low-income housing credit provisions of the Internal Revenue Code, and determined that the Partnership was not in compliance. The Department filed Form 8823, Low-Income Housing Credit Agencies Report of Noncompliance, with the Internal Revenue Service. Management believes the instances of noncompliance are now corrected; however, as of the date of this report, resolution of this matter by the Department and the Internal Revenue Service is still outstanding. The effect, if any, of the noncompliance on the financial statements of the Partnership cannot be determined at this date. The Partnership's investment in Rose City is approximately $573,000 at September 30, 1999.

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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1999

NOTE 4 - RELATED-PARTY TRANSACTIONS (CONTINUED)

        For the nine months ended September 30, 1999 and 1998 approximately $520,000 has been expensed. The unpaid balance at September 30, 1999 is approximately $5,940,000.

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

An affiliate of the General Partner is currently managing five properties owned by Local Partnerships. The Local Partnerships pay the affiliate property management fees which have been reduced from 5 percent to 4.5 percent of their gross rental revenues. The amounts paid were approximately $66,000 and $44,000 for the nine months ended September 30, 1999 and 1998, respectively.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1999

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

                               SEPTEMBER 30, 1999

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

The Partnership's cash as of September 30, 1999 were approximately $130,000. In order to replenish NTCP's reserves, NTCP sold to the local general partner an additional portion and further diluted its limited partner interest in the Rose City local partnership during 1997. The local general partner will, accordingly, be entitled to an increased allocation of cash flow and proceeds from the sale or refinancing of the property. NTCP will continue to receive its allocable portion of housing tax credits, subject to the allocation made to the additional limited partner identified in a prior report, through the ten year credit period. As a result of this transaction, NTCP received $260,000 during 1997. In addition, NTCP sold to an unrelated party a portion of its limited partner interest in the Countryview local partnership and received $625,582 during 1997. The amounts received from these sales are traded as reductions to the Partnership's investment balance in the local partnerships.

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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1999

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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1999

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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

performed by the prior local operating general partner. The IRS has disqualified all future housing tax credits based on what they consider non-compliance by the prior local operating general partner. The Partnership's investment in Dynes Village was zero at September 30, 1999.

Pursuant to the terms of a workout agreement, dated January 11, 1995 (the "Workout") relating to the resolution of an existing default under the first mortgage loan encumbering Glenark Landing, annual payments of approximately $64,000 for a five year term, is due to the Rhode Island Housing and Mortgage Finance Corporation (the "Lender"). The local Partnership is in default under the Workout Agreement and is in discussions with the Lender to resolve the matter. The Partnership's investment in Glenark Landing was zero at September 30, 1999.

Pursuant to the terms of a loan workout relating to the Blue Lake Local Partnership, dated March 25, 1995 (the "Workout"), NTCP is required to contribute an additional $541,300 to the local partnership over a ten year period. In exchange, the debt service on the property is payable out of net cash flow. The Partnership's investment in Blue Lake was zero at September 30, 1999. A dispute has arisen as to whether the local partnership is in default under the Workout. The parties are currently engaged in discussions regarding this dispute.

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

Management believes the instances of noncompliance are now corrected; however, as of the date of this report, resolution of this matter by the Department and the Internal Revenue Service is still outstanding. The effect, if any, of the noncompliance on the financial statements of the Partnership cannot be determined at this date. The Partnership's investment in Rose City at September 30, 1999 was $573,000.

The Partnership accounts for its investments in the Local Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Partnerships.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1999


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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1999

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 1999, the Partnership's General Partner was involved in various lawsuits. In addition, the Partnership is involved in the following lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership

In December 1992, Tara Construction, the general contractor for Art Museum properties (Summit I, II and III), commenced an action in the Court of Common Pleas, Montgomery County, Pennsylvania Tara Construction v. NTCP et al., (Case No. 92-23505) against the three Summit Local Partnerships, the Partnership, NTC, the General Partner, PaineWebber Incorporated, and a PaineWebber affiliate, seeking damages of approximately $600,000 allegedly due the general contractor for work done in connection with the completion of construction plus damages for alleged misrepresentations and punitive damages. The Partnership believes that the general contractor's claims are barred and/or subject to offset and it has filed responsive pleadings. The Partnership has not accrued any liability in the accompanying financial statements as of March 31, 1999 and December 31, 1998. Tara Construction's lawsuit has been dormant for more than three years. Occupancy levels at the three related Local Partnerships, Summit I, II, and III (Wallace, Bergdoll, and Chandler School located in Philadelphia)

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1999

ITEM 1. LEGAL PROCEEDINGS (CONTINUED)

were 100%, 89%, and 80%, respectively, at September 30, 1999. The Summit I and III properties have approximately $187,000 in outstanding property taxes (a portion of which could result in liens on the properties), utility bills, and other trade payables. In 1996, the aggregate carrying value of the investments in Summit I, Summit II and Summit III of approximately $2,290,000, was written off. Summit I, II and III represent 3.2%, 1.4% and 4.6%, respectively, of NTCP's original portfolio investment.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) No exhibits are required per the provision of Item 1 of regulation S-K.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1999

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NATIONAL TAX CREDIT PARTNERS, L.P.
                                        (a California limited partnership)

                                        By: National Partnership Investments
                                            Corp., its General Partner

                                            By: /s/ BRUCE NELSON
                                               ---------------------------------
                                               Bruce Nelson
                                               President

                                            Date: November 17, 1999
                                                 -------------------------------

                                            By: /s/ CHARLES H. BOXENBAUM
                                               ---------------------------------
                                               Charles H. Boxenbaum
                                               Chief Executive Officer

                                            Date: November 17, 1999
                                                 -------------------------------