Form 10-K405
period 1999-12-31
NATIONAL TAX CREDIT PARTNERS L P
filed 2000-04-14
CIK 847415

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended DECEMBER 31, 1999

                             Commission File Number
                                     0-18541

                       NATIONAL TAX CREDIT PARTNERS, L.P.

                        A CALIFORNIA LIMITED PARTNERSHIP

                  I.R.S. Employer Identification No. 95-4205231
                                                     ----------

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

Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P. (the "Operating Partnership"), a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. The current members of NAPICO's Board of Directors are Charles H. Boxenbaum, Bruce E. Nelson and Alan I. Casden.

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

During 1999, the Apartment Complexes in which NTCP had invested were substantially rented.

The following is a schedule of the occupancy status as of December 31, 1999, of the Apartment Complexes owned by Local Partnerships in which NTCP is a limited partner.

                SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
                         IN WHICH NTCP HAS AN INVESTMENT
                                DECEMBER 31, 1999

                                                                              Percentage of
                                       No. of             Units                Total Units
Name and Location                      Units             Occupied               Occupied
-----------------                      ------            --------             -------------
Apple Tree
Brigham City, UT                         24                  24                    100%

Blue Lake
Miami, FL                               106                  75                     71%

ComFed Qualified
Omaha, NE                               116                 115                     99%

Concept I & II
Cleveland, OH                            40                  37                     93%

Countryview/Columbus
Columbus, OH                            152                 147                     97%

Dickens
Chicago, IL                              34                  33                     97%

Dynes
Cleveland, OH                            42                  40                     95%

Genoa Plaza
Genoa City, WI                           48                  47                     98%

Glenark
Woonsocket, RI                           67                  57                     85%

Grand Meadows
Grand Blanc, MI                          64                  62                     97%

Grinnell Park
Grinnell, IA                             24                  24                    100%

                SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
                   IN WHICH NTCP HAS AN INVESTMENT (CONTINUED)
                                DECEMBER 31, 1999

                                                                              Percentage of
                                       No. of             Units                Total Units
Name and Location                      Units             Occupied               Occupied
-----------------                      ------            --------             -------------
Hickory Green
Westland, MI                             59                  50                     85%

Holden Village
West Seattle, WA                         96                  92                     96%

Kimberly Court
Seward, AK                               24                  22                     92%

Meadows Apartments
Ypsilanti, MI                           114                 111                     97%

Mountain View - I
Sante Fe, NM                            120                 106                     88%

Mountain View - II
Sante Fe, NM                            159                 144                     91%

Newbury
Oak Creek, WI                           164                 153                     93%

North Liberty
North Liberty, IA                        24                  18                     75%

Paris Hotel
Denver, CO                               17                  17                    100%

Rolling Hills
Pottsgrove Township, PA                 232                 232                    100%

Rose City
Portland, OR                            264                 261                     99%

Summit I - Wallace
Philadelphia, PA                         17                  15                     88%

Summit II - Bergdoll
Philadelphia, PA                          9                   8                     89%

Summit III - Chandler
Philadelphia, PA                         25                  23                     92%

                SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
                   IN WHICH NTCP HAS AN INVESTMENT (CONTINUED)
                                DECEMBER 31, 1999

                                                                              Percentage of
                                       No. of             Units                Total Units
Name and Location                      Units             Occupied               Occupied
-----------------                      ------            --------             -------------
Terrace Gardens
Lemon Grove, CA                         150                 150                    100%

Ticino
Seattle, WA                              45                  41                     91%

Torres de Plata I
Toa Alta, PR                             72                  72                    100%

Tyrone Elderly
Tyrone, PA                              100                  98                     98%

Victorian Park
Streamwood, IL                          336                 329                     98%

Vinton/Park School
Omaha, NE                                44                  43                     98%
                                      -----               -----

TOTAL                                 2,788               2,646                     95%
                                      =====               =====

ITEM 2. PROPERTIES:

Through its investments in Local Partnerships, NTCP holds interests in 31 Apartment Complexes. See Item 1 and Schedule for information pertaining to these Apartment Complexes.

ITEM 3. LEGAL PROCEEDINGS:

As of December 31, 1999, NTCP's General Partner was a plaintiff or defendant in several lawsuits. In addition, the Partnership is involved in the following lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership


In December 1992, Tara Construction, the general contractor for Art Museum properties (Summit I, II and III), commenced an action in the Court of Common Pleas, Montgomery County, Pennsylvania entitled Tara Construction v. NTCP et al., (Case No. 92-23505) against the three Summit Local Partnerships, the Partnership, NTC, the General Partner, PaineWebber Incorporated, and a PaineWebber affiliate, seeking damages of approximately $600,000 allegedly due the general contractor for work done in connection with the completion of construction plus damages for alleged misrepresentations and punitive damages. The Partnership believes that the general contractor's claims are barred and/or subject to offset and it has filed responsive pleadings. The Partnership has not accrued any liability in the accompanying financial statements as of December 31, 1999 or 1998. Tara Construction's lawsuit has been dormant since 1993. Occupancy levels at the three related Local Partnerships, Summit I, II, and III (Wallace, Bergdoll, and Chandler School located in Philadelphia) were 88%, 89%, and 92%, respectively, at December 31, 1999, and the properties have been operating at a deficit. The local general partner is currently attempting to negotiate discounted payments and/or payment plans for outstanding payables which, if unsuccessful, could result in foreclosure proceedings on all three properties. In 1996, the aggregate carrying value of the investments in Summit I, Summit II and Summit III of approximately $2,290,000, was written off. Summit I, II and III represent 3.2%, 1.4% and 4.6%, respectively, of NTCP's original portfolio investment.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Not applicable.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS:

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by PaineWebber Incorporated. It is not anticipated that any active public market will develop for the purchase and sale of any Limited Partnership Interest. Limited Partnership Interests may not be transferred but can be assigned only if certain requirements in the Partnership Agreement are satisfied. At December 31, 1999, there were 3,848 registered holders of Limited Partnership Interests in NTCP. The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Partnerships and then such distributions, if any, may be limited. Distributions have not been made from the inception of the Partnership to December 31, 1999.

ITEM 6. SELECTED FINANCIAL DATA:


                                                         Year Ended December 31,
                                ----------------------------------------------------------------------------
                                    1999            1998            1997            1996            1995
                                ------------    ------------    ------------    ------------    ------------
Interest and other Income       $      7,219    $     14,100    $     51,975    $     99,016    $     75,125

Operating expenses                  (821,771)       (910,831)       (903,971)       (975,642)     (1,207,679)

Distributions from limited
   partnership recognized
   as income                         129,365         204,866          18,381          37,532              --

Equity in loss of limited
   partnerships and
   amortization of
   acquisition costs              (2,435,384)     (2,082,528)     (2,188,630)     (2,049,514)     (3,828,734)

Write-off of Investment
   in Limited Partnerships                --      (1,223,100)       (560,766)     (2,289,875)     (1,158,801)
                                ------------    ------------    ------------    ------------    ------------

Net loss                        $ (3,120,571)   $ (3,997,493)   $ (3,583,011)   $ (5,178,483)   $ (6,120,089)
                                ============    ============    ============    ============    ============

Net loss per limited
   partnership interest         $       (129)   $       (166)   $       (148)   $       (215)   $       (254)
                                ============    ============    ============    ============    ============


Total assets                    $  9,114,107    $ 11,642,078    $ 14,985,893    $ 17,946,325    $ 22,499,105
                                ============    ============    ============    ============    ============

Investments in Local
   Partnerships                 $  9,050,981    $ 11,421,621    $ 14,370,207    $ 17,721,398    $ 21,923,823
                                ============    ============    ============    ============    ============

Capital contributions payable   $    266,841    $    266,841    $    329,030    $    392,300    $    441,300
                                ============    ============    ============    ============    ============

Accrued fees and expenses
   due to partners              $  6,113,629    $  5,420,677    $  4,727,721    $  3,996,221    $  3,266,521
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

The Partnership's unrestricted cash reserves as of December 31, 1999 were approximately $63,126. In order to replenish NTCP's reserves, NTCP sold to the local general partner in Rose City an additional portion and further diluted its limited partner interest in the Rose City local partnership during 1997. The local general partner will, accordingly, be entitled to an increased allocation of cash flow and proceeds from the sale or refinancing of the property. NTCP will continue to receive its allocable portion of housing tax credits, subject to the allocation made to the additional limited partner identified in a prior report, through the ten year credit period. As a result of this transaction, NTCP received $260,000 during 1997. In addition, NTCP sold to an unrelated party a portion of its limited partner interest in the Countryview local partnership and received $625,582 during 1997. The amounts received from these sales are traded as reductions to the Partnership's investment balance in the local partnerships.

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

The Meadows Apartments (the "Local Partnership") is a 114-unit building located in Ypsilanti, Michigan. The first mortgage loan matured on May 15, 1996. After the lender refused to negotiate an extension of the loan, the Local Partnership filed Chapter 11 bankruptcy proceedings to avert foreclosure. A plan of reorganization for the Local Partnership (the "Plan") was approved by the bankruptcy court on December 16, 1996. Under the Plan, the existing loan in the principal amount of $2,890,000, at an interest rate of 10%, was reduced to $2,100,000 with an interest rate of 9%. In exchange, the lender received one-third of NTCP's local partnership interest, including anticipated allocations of housing tax credits in the amount of approximately $488,500. The Partnership's investment in Meadows Apartments was written off in 1995.

Holden Village and Ticino Apartments, located in Seattle, Washington have been experiencing operating deficits. The high cost of servicing the debt is the largest contributing factor associated with the deficit operations. In January 1998, NTCP was successful in negotiating an interest rate reduction with the lender for each of the properties. Based on the loan modifications, the operating performance of each property is expected to improve. The Partnership's total investment in Holden Village and Ticino Apartments of approximately $1,223,100 was written off in 1998.

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

Pursuant to the terms of a workout, dated January 11, 1995 (the "Workout") agreed upon between the parties relating to the resolution of an existing default under the first mortgage loan encumbering Glenark Landing, annual payments of $42,800 for a five year term, totaling $214,000, are due to the Rhode Island Housing and Mortgage Finance Corporation (the "Lender"). The Partnership's investment in Glenark Landing was written off during 1995.

Pursuant to the terms of a loan workout relating to the Blue Lake Local Partnership, dated March 25, 1995 (the "Workout"), NTCP is required to contribute an additional $541,300 ($266,841 as of December 31, 1999) to the local partnership over a ten year period. In exchange, the debt service on the property is payable out of net cash flow. During 1998 and 1997, approximately $62,000 and $63,000, respectively, was paid by NTCP to the local partnership under the Workout. The Partnership's investment in Blue Lake was zero at December 31, 1999 and 1998. A dispute has arisen as to whether the local partnership is in default under the Workout. The parties are currently engaged in settlement discussions regarding this dispute.

During 1997, the Oregon Housing and Community Services Department ("Department") inspected Rose City Village Limited Partnership's compliance with the low-income housing credit provisions of the Internal Revenue Code, and determined that the Partnership was not in compliance. The Department filed Form 8823, Low-Income Housing Credit Agencies Report of Noncompliance, with the Internal Revenue Service. Management believes the instances of noncompliance are now corrected; however, as of the date of this report, resolution of this matter by the Department and the Internal Revenue Service is still outstanding. The effect, if any, of the noncompliance on the financial statements of the Partnership cannot be determined at this date. The Partnership's investment in Rose City at December 31, 1999 was $271,115.

The Partnership accounts for its investments in the Local Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Partnerships. Equity in losses of Local Partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital. The cumulative amount of the unrecognized equity in losses of unconsolidated limited partnerships was approximately $24,044,000 and $15,462,000 as of December 31, 1999 and 1998, respectively.

Distributions received from Local Partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. In addition, an annual partnership management fee in an amount equal to 0.5% of invested assets is payable to the General Partner and Special Limited Partner. The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of Partnership affairs. The higher legal fees for the year ended December 31, 1998, as compared to 1999 and 1997, is due to legal fees associated with the final settlement of litigation involving certain Local Partnerships previously discussed.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

The Financial Statements and Supplementary Data are listed under Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

Not applicable.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                              FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULES
                  AND REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                DECEMBER 31, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
National Tax Credit Partners, L.P.
(A California limited partnership)

We have audited the accompanying balance sheets of National Tax Credit Partners, L.P. (a California limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the index in item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain investee limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent 38 percent and 26 percent of total assets as of December 31, 1999 and 1998, respectively, and the equity in loss of these limited partnerships represents 22 percent, 21 percent and 44 percent of the total net loss of the Partnership for the years ended December 31, 1999, 1998 and 1997, respectively, and represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships were audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of National Tax Credit Partners, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Los Angeles, California
March 31, 2000

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                                     ASSETS


                                                                       1999             1998
                                                                    -----------      -----------
INVESTMENTS IN LIMITED PARTNERSHIPS
    (Notes 1 and 2)                                                 $ 9,050,981      $11,421,621

CASH AND CASH EQUIVALENTS (Note 1)                                       63,126          220,457
                                                                    -----------      -----------

          TOTAL ASSETS                                              $ 9,114,107      $11,642,078
                                                                    ===========      ===========


                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accrued fees and expenses due to partners (Notes 4 and 7)      $ 6,113,629      $ 5,420,677
     Capital contributions payable (Note 3)                             266,841          266,841
     Accounts payable and accrued expenses                              147,262          247,614
                                                                    -----------      -----------
                                                                      6,527,732        5,935,132
                                                                    -----------      -----------


CONTINGENCIES (Note 6)

PARTNERS' EQUITY                                                      2,586,375        5,706,946
                                                                    -----------      -----------

           TOTAL LIABILITIES AND PARTNERS' EQUITY                   $ 9,114,107      $11,642,078
                                                                    ===========      ===========



   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                 1999              1998              1997
                                              -----------       -----------       -----------
INTEREST AND OTHER INCOME                     $     7,219       $    14,100       $    51,975
                                              -----------       -----------       -----------

OPERATING EXPENSES:
     Management fees - partners (Note 4)          692,952           692,956           692,956
     Legal and accounting                          43,333           124,921            66,790
     General and administrative (Note 4)           85,486            92,954           144,225
                                              -----------       -----------       -----------

              Total operating expenses            821,771           910,831           903,971
                                              -----------       -----------       -----------

LOSS FROM PARTNERSHIP OPERATIONS                 (814,552)         (896,731)         (851,996)

WRITE OFF OF INVESTMENT IN
     LIMITED PARTNERSHIPS (Note 2)                     --        (1,223,100)         (560,766)

DISTRIBUTIONS FROM LIMITED
     PARTNERSHIPS  RECOGNIZED
     AS  INCOME                                   129,365           204,866            18,381

EQUITY IN LOSS OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ACQUISITION COSTS (Note 2)             (2,435,384)       (2,082,528)       (2,188,630)
                                              -----------       -----------       -----------

NET LOSS                                      $(3,120,571)      $(3,997,493)      $(3,583,011)
                                              ===========       ===========       ===========

NET LOSS PER LIMITED
     PARTNERSHIP INTEREST (Note 1)            $      (129)      $      (166)      $      (148)
                                              ===========       ===========       ===========



   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                      Special
                                      Limited           General            Limited
                                      Partners          Partners           Partners            Total
                                    ------------      ------------       ------------       ------------
PARTNERS' EQUITY (DEFICIENCY),
      January 1, 1997               $      1,000      $   (385,949)      $ 13,672,399       $ 13,287,450

      Net loss for 1997                       --           (35,830)        (3,547,181)        (3,583,011)
                                    ------------      ------------       ------------       ------------

PARTNERS' EQUITY (DEFICIENCY),
      December 31, 1997                    1,000          (421,779)        10,125,218          9,704,439

      Net loss for 1998                       --           (39,975)        (3,957,518)        (3,997,493)
                                    ------------      ------------       ------------       ------------

PARTNERS' EQUITY (DEFICIENCY),
      December 31, 1998                    1,000          (461,754)         6,167,700          5,706,946

      Net loss for 1999                       --           (31,206)        (3,089,365)        (3,120,571)
                                    ------------      ------------       ------------       ------------

PARTNERS' EQUITY (DEFICIENCY),
      December 31, 1999             $      1,000      $   (492,960)      $  3,078,335       $  2,586,375
                                    ============      ============       ============       ============



   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                              1999              1998              1997
                                                                           -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                              $(3,120,571)      $(3,997,493)      $(3,583,011)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Equity in losses of limited partnerships
               and amortization of acquisition costs                         2,435,384         2,082,528         2,188,630
            Write-off of investment in limited partnership                          --         1,223,100           560,766
            Decrease in restricted cash                                             --            75,000                --
            (Decrease) increase in:
               Accrued fees and expenses due to partners                       692,952           692,956           731,500
               Accounts payable and accrued expenses                          (100,352)           22,911           (45,651)
                                                                           -----------       -----------       -----------

                  Net cash (used in) provided by operating activities          (92,587)           99,002          (147,766)
                                                                           -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in investee partnerships:
        Capital (contributions) recoveries from
               limited partnerships                                           (120,420)         (455,569)          494,576
        Capitalized acquisition costs and fees                                      --                                 305
        Distributions recognized as a return of capital                         55,676            98,527           106,914
     Decrease in capital contributions payable                                      --           (62,189)          (63,270)
                                                                           -----------       -----------       -----------

                 Net cash provided by (used in) investing activities           (64,744)         (419,231)          538,525
                                                                           -----------       -----------       -----------

NET (DECREASE) INCREASE IN CASH AND
     CASH EQUIVALENTS                                                         (157,331)         (320,229)          390,759

CASH AND CASH EQUIVALENTS,
     beginning of year                                                         220,457           540,686           149,927
                                                                           -----------       -----------       -----------

CASH AND CASH EQUIVALENTS,
     end of year                                                           $    63,126       $   220,457       $   540,686
                                                                           ===========       ===========       ===========



   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


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

        Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

        Impairment of Long-Lived Assets

        The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. During 1999, 1998 and 1997, the Partnership recognized impairment losses of approximately $0, $1,223,000 and $561,000, respectively, related to certain of the investments in local limited partnerships.

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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        At December 31, 1999, the Local Partnerships own residential projects consisting of 2,788 apartment units.

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

        The Partnership's allocable share of losses from Local Partnerships are recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of unconsolidated limited partnerships was approximately $24,044,000 and $15,462,000 as of December 31, 1999 and 1998, respectively.

        Distributions from the Local Partnerships are accounted for as a return of capital until the investment balance is reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions received will be recognized as income.

           The following is a summary of the investments in and advances to Local Partnerships and reconciliation to the Local Partnerships accounts:

                                                                        1999               1998
                                                                    ------------       ------------
        Investment balance, beginning of year                       $ 11,421,621       $ 14,370,207
        Capital contributions to limited partnerships                    120,420            455,569
        Equity in loss of limited partnerships                        (2,075,259)        (1,946,271)
        Write off of investee partnership                                     --         (1,223,100)
        Amortization of capitalized acquisition costs and fees          (360,125)          (136,257)
        Distributions recognized as a return of capital                  (55,676)           (98,527)
                                                                    ------------       ------------

        Investment balance, end of year                             $  9,050,981       $ 11,421,621
                                                                    ============       ============

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        In 1997, the Partnership received approximately $886,000 from the sale of a portion of its limited partner interests in two Local Partnerships.

        The difference between the investment per the accompanying balance sheets at December 31, 1999 and 1998, and the equity per the Local Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Partnerships, the Partnership's recording of capital contributions payable to the Local Partnerships in its investment balance, costs capitalized to the investment account and recognition of impairment losses.

        Victorian Park

        Victorian Park Associates, which owns a 336-unit Apartment Complex located in Illinois, defaulted on its mortgage in July 1991 principally because the unaffiliated Local Operating General Partners failed to pay $800,000 of real property taxes required under their guarantees. On March 25, 1992, the Partnership commenced litigation against the Local Operating General Partners to enforce its rights. On November 13, 1992 the Partnership was advised that a Chapter 11 petition in bankruptcy was filed by the Local Operating General Partners on behalf of the Local Partnership and that the lender, Patrician Mortgage ("Patrician"), had accelerated its mortgage. On January 7, 1993, the Partnership obtained an order compelling the Local Operating General Partners to perform under their Guarantees, which order was reversed by the U.S. Court of Appeals for the Seventh Circuit. The Local Operating General Partners' Seventh Amended Plan of Reorganization (the "Plan") was approved. Pursuant to the Plan, Patrician is required to reissue and/or reduce the principal on the first mortgage bonds and the Local Operating General Partners are required to (i) pay $1,000,000 cash to implement the Plan and (ii) pay an agreed upon monthly guarantee payment. No assurances can be given that the Plan will be successfully implemented. As of December 31, 1999 and 1998, the Partnership's carrying value of the investment in the Victorian Local Partnership (which represents approximately 5.7 percent of the Partnership's total equity initially invested in Local Partnerships) was zero.

        Summit I, II and III

        The general contractor for three related Local Partnerships, Summit I, Summit II and Summit III, initiated a lawsuit in December 1992 against the Local Partnerships and the Partnership seeking damages in the amount of approximately $600,000 allegedly due pursuant to the respective general contracts plus damages for alleged misrepresentations and punitive damages. The Partnership believes that the general contractor's claims are barred and/or subject to offset

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        and it has filed responsive pleadings. The Partnership has not accrued any liability in the accompanying financial statements as of December 31, 1999 and 1998. The lawsuit has been dormant since 1993. Occupancy levels at the three related Local Partnerships, Summit I, II, and III (Wallace, Bergdoll, and Chandler School located in Philadelphia) were 88%, 89%, and 92%, respectively, at December 31, 1999, and the properties have been operating at a deficit. The local general partner is currently attempting to negotiate discounted payments and/or payment plans for outstanding payables which, if unsuccessful, could result in foreclosure proceedings on all three properties. In 1996, the aggregate carrying value of the investments in Summit I, Summit II and Summit III of approximately $2,290,000 was written off. Summits I, II and III represent 3.2%, 1.4% and 4.6%, respectively, of NTCP's original portfolio investment.

        Meadows

        The Meadows Apartments (the "Local Partnership") is a 114-unit building located in Ypsilanti, Michigan. The first mortgage loan matured on May 15, 1996. After the lender refused to negotiate an extension of the loan, the Local Partnership filed Chapter 11 bankruptcy proceedings to avert foreclosure. A plan of reorganization for the Local Partnership (the "Plan") was approved by the bankruptcy court on December 16, 1996. Under the Plan, the existing loan in the principal amount of $2,890,000, at an interest rate of 10%, was reduced to $2,100,000 with an interest rate of 9%. In exchange, the lender received one-third of NTCP's local partnership interest, including anticipated allocations of housing tax credits in the amount of approximately $488,500. As of December 31, 1999 and 1998, the Partnership's carrying value of the investment in the Meadows Apartments was zero.

        Glenark

        Pursuant to the terms of a workout, dated January 11, 1995 (the "Workout") agreed upon between the parties relating to the resolution of an existing default under the first mortgage loan encumbering Glenark Landing, annual payments of $42,800 for a five year term, totaling $214,000, are due to the Rhode Island Housing and Mortgage Finance Corporation (the "Lender"). The lender issued a notice of default with respect to the Workout on September 24, 1999.

        The Partnership's investment in Glenark was zero at December 31, 1999 and 1998.

        Holden Village and Ticino Apartments

        Holden Village and Ticino Apartments, located in Seattle, Washington have been experiencing operating deficits. The high cost of servicing the debt was the largest contributing factor associated with the deficit operations. In January 1998, NTCP was successful in negotiating

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        an interest rate reduction with the lender for each of the properties. Based on the loan modifications, the operating performance of each property is expected to improve. The Partnership's total investment in Holden Village and Ticino Apartments of approximately $1,223,000 was written off in 1998.

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

        Blue Lake

        Pursuant to the terms of a loan workout, dated March 25, 1995 (the "Workout"), NTCP is required to contribute an additional $541,300 to the local partnership over a ten year period. In exchange, the debt service on the property is payable out of net cash flow. During 1998 and 1997, approximately $62,000 and $63,000, respectively, was paid by NTCP to the local partnership under the Workout (see Note 3). The Partnership's investment in Blue Lake at December 31, 1999 and 1997 was zero.

        Rose City

        During 1997, the Oregon Housing and Community Services Department ("Department") inspected Rose City Village Limited Partnership's compliance with the low-income housing credit provisions of the Internal Revenue Code, and determined that the Partnership was not in compliance. The Department filed Form 8823, Low-Income Housing Credit Agencies Report of Noncompliance, with the Internal Revenue Service. Management believes the instances of noncompliance are now corrected; however, as of the date of this report, resolution of this matter by the Department and the Internal Revenue Service is still outstanding. The effect, if any, of the noncompliance on the financial statements of the Partnership cannot be determined at this date. The Partnership's investment in Rose City at December 31, 1999 was $271,115.

        Selected financial information from the combined financial statements of the Local Partnerships at December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 is as follows:

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

                                 Balance Sheets

                                                                1999            1998
                                                              ---------       ---------
                                                                   (in thousands)
        Land and buildings, net                               $  95,159       $  99,498
                                                              =========       =========

        Total assets                                          $ 101,484       $ 105,811
                                                              =========       =========

        Mortgages payable secured by real property            $  89,202       $  87,586
                                                              =========       =========

        Total liabilities                                     $ 115,429       $ 107,672
                                                              =========       =========

        Deficiency of National Tax Credit Partners, L.P.      $ (15,668)      $  (6,628)
                                                              =========       =========

        Equity of other partners                              $   1,723       $   4,767
                                                              =========       =========

                            Statements of Operations

                                                     1999           1998           1997
                                                   --------       --------       --------
                                                               (in thousands)
        Total revenues                             $ 18,350       $ 17,699       $ 18,087
                                                   ========       ========       ========

        Interest expense                           $  7,336       $  7,538       $  7,687
                                                   ========       ========       ========

        Depreciation                               $  4,230       $  4,325       $  4,269
                                                   ========       ========       ========

        Total expenses                             $ 27,650       $ 21,408       $ 21,546
                                                   ========       ========       ========

        Net loss                                   $ (9,300)      $ (3,710)      $ (3,459)
                                                   ========       ========       ========

        Net loss allocable to the Partnership      $ (8,830)      $ (3,374)      $ (3,466)
                                                   ========       ========       ========

        Included in expenses for 1999 are impairment losses related to certain Local Partnerships, in which the Partnership has a zero investment balance.

        An affiliate of the General Partner is the Local Operating General Partner in sixteen of the Local Partnerships included above, and another affiliate receives property management fees of approximately 5 percent of gross revenues from eight of these Local Partnerships. The following sets forth the significant combined data for the Local Partnerships in which an affiliate of the General Partner was the Local Operating General Partner, reflected in the accompanying financial statements using the equity method of accounting:

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999


2.     INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

                                                                1999           1998           1997
                                                              --------       --------       --------
                                                                          (in thousands)
        Total assets                                          $ 43,618       $ 47,383
                                                              ========       ========

        Total liabilities                                     $ 48,628       $ 48,083
                                                              ========       ========

        Deficiency of National Tax Credit Partners, L.P.      $ (8,675)      $ (4,674)
                                                              ========       ========

        Equity of other partners                              $  3,665       $  3,973
                                                              ========       ========

        Total revenue                                         $  7,462       $  7,328       $  7,503
                                                              ========       ========       ========

        Net loss                                              $ (1,566)      $ (2,273)      $ (1,971)
                                                              ========       ========       ========

3.      CAPITAL CONTRIBUTIONS PAYABLE

        Pursuant to the terms of a loan workout relating to the Blue Lake Local Partnership, capital contributions of approximately $70,000 are due annually, until paid in full, for the investment in the Blue Lake Local Partnership. The capital contributions payable are unsecured and non-interest bearing. No payments have been made in 1999 and a dispute has arisen as to whether the local partnership is in default under the workout. The parties are currently engaged in settlement discussions regarding this dispute.

4.      RELATED-PARTY TRANSACTIONS

        Under the terms of the Restated Certificate and Agreement of the Limited Partnership, the Partnership is obligated to the General Partner and the Special Limited Partner for the following fees:

        (a) An annual Partnership management fee in an annual amount equal to 0.5 percent of invested assets (as defined in the partnership agreement) is payable to the General Partner and Special Limited Partner. Partnership management fees expensed were $692,952 for 1999 and $692,956 for 1998 and 1997. At December 31, 1999 and
                1998, $6,113,629 and $5,420,677, respectively, was due the
                General Partner and Special Limited Partner.

                As of December 31, 1999, the fees and expenses due the General Partner and Special Limited Partner exceeded the Partnership's cash. The partners, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999


4.      RELATED-PARTY TRANSACTIONS (CONTINUED)

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

        (c) The Partnership reimburses certain expenses to the General Partner. The reimbursement due to the General Partner was $0, $0 and $38,544 for the years ended December 31, 1999, 1998 and 1997, respectively, and is included in general and administrative expenses.

        NTC is the Local Operating General Partner in sixteen of the Partnership's 31 Local Partnerships. In addition, NTC is either a special limited partner or a non-managing, administrative general partner in each Local Partnership.

        An affiliate of the General Partner is responsible for the on-site property management for eight, two and two Local Partnerships (Note 2) in 1999, 1998 and 1997, respectively. The Local Partnerships paid the affiliate property management fees of $108,654, $59,249 and $67,157 in 1999, 1998 and 1997, respectively.

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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999


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

8.      FOURTH-QUARTER ADJUSTMENT

        The Partnership's policy is to record its equity in the loss of limited partnerships on a quarterly basis using estimated financial information furnished by the various local operating general partners. The equity in loss reflected in the accompanying annual financial statements is based primarily upon audited financial statements of the investee limited partnerships. The increase, in equity in loss of approximately $1,757,000, between the estimated nine-month equity in loss and the actual 1999 year end equity in loss has been recorded in the fourth quarter.

                       NATIONAL TAX CREDIT PARTNERS, L.P.               SCHEDULE
                    INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                    YEAR ENDED DECEMBER 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
                       BALANCE                    CAPITALIZED                 EQUITY       AMORTIZATION    BALANCE       CAPITAL
  LIMITED              JANUARY 1,     CAPITAL     ACQUISITION     CASH        INCOME      OF CAPITALIZED  DECEMBER 31, CONTRIBUTIONS
PARTNERSHIPS            1999      CONTRIBUTIONS     COSTS     DISTRIBUTIONS   (LOSS)        ACQ. COSTS       1999        PAYABLE
-------------------  ------------ -------------  ------------ ------------- ------------  -------------- ------------  -------------
Apple Tree           $    142,544  $             $            $     (1,900) $    (25,023)  $     (1,418) $    114,203  $
Blue Lake                      --                                                     --             --            --       266,841
ComFed                         --                                                     --             --            --
Concept I & II                 --        15,000                                  (15,000)            --            --
Countryview Columbus    1,237,019            --                                 (948,273)      (288,746)           --
Dickens                        --                                                     --             --            --
Dynes Village                  --        31,000                                  (31,000)            --            --
Genoa Plaza                98,843           480                                  (18,768)          (529)       80,026
Glenark                        --        89,000                                  (89,000)            --            --
Grand Meadows             806,657                                               (115,721)        (3,812)      687,124
Grinnell Park             105,688                                   (1,518)       (7,857)          (215)       96,098
Hickory Green             344,932                                                (78,281)        (5,279)      261,372
Holden Village                 --        45,954                                  (45,954)                          --
Kimberly Court             75,800                                                (25,749)        (1,663)       48,388
The Meadows                    --         8,153                                   (8,153)            --            --
Mountain View I           887,560                                                (72,392)        (7,990)      807,178
Mountain View II        1,223,306       (50,000)                                 (89,741)        (7,990)    1,075,575
Newbury Place           2,016,514                                               (175,464)       (14,698)    1,826,352
North Liberty Park             --                                                                                  --
Paris Hotel                    --                                                                                  --
Rolling Hills                  --                                                                                  --
Rose City                 532,337                                   (1,000)     (256,281)        (3,941)      271,115
Summit I                       --        (6,389)                                   6,389                           --
Summit II                      --        (6,389)                                   6,389                           --
Summit III                     --        (6,389)                                   6,389                           --
Torres de Plata I              --                                                                                  --
Terrace Gardens         1,746,196                                  (35,000)      (99,604)       (13,253)    1,598,339
Ticino                         --                                                                                  --
Tyrone Elderly            973,913                                  (16,258)       52,296         (5,188)    1,004,763
Victorian Park                 --                                                                                  --
Vinton Park School      1,230,312                                                (44,461)        (5,403)    1,180,448
                     ------------  ------------  ------------ ------------  ------------   ------------  ------------  ------------

                     $ 11,421,621  $    120,420  $         -- $    (55,676) $ (2,075,259)  $   (360,125) $  9,050,981  $    266,841
                     ============  ============  ============ ============  ============   ============  ============  ============

                       NATIONAL TAX CREDIT PARTNERS, L.P.             SCHEDULE
                    INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS        (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                      YEAR ENDED DECEMBER 31, 1998
-----------------------------------------------------------------------------------------------------------------------------------
                        BALANCE                  CAPITALIZED                  EQUITY IN    AMORTIZATION   BALANCE        CAPITAL
  LIMITED              JANUARY 1,    CAPITAL     ACQUISITION     CASH          INCOME     OF CAPITALIZED DECEMBER 31, CONTRIBUTIONS
PARTNERSHIPS             1998     CONTRIBUTIONS    COSTS      DISTRIBUTIONS    (LOSS)       ACQ. COSTS      1998         PAYABLE
-------------------  ------------ ------------- ------------  ------------- ------------  -------------- ------------ -------------
Apple Tree           $    157,169 $             $             $     (1,900) $    (11,307)  $     (1,418) $    142,544 $
Blue Lake                      --                                                     --             --            --      266,841
ComFed                         --                                                     --             --            --
Concept I & II            131,929       75,000                                  (200,611)        (6,318)           --
Countryview Columbus    1,466,729      (76,827)                                 (139,876)       (13,007)    1,237,019
Dickens                        --                                                     --             --            --
Dynes Village                  --           --                                        --             --            --
Genoa Plaza               131,364                                   (5,691)      (26,302)          (529)       98,842
Glenark                        --       28,874                                   (28,874)            --            --
Grand Meadows             899,405                                                (88,936)        (3,812)      806,657
Grinnell Park             111,783                                                 (5,880)          (215)      105,688
Hickory Green             394,244                                                (44,033)        (5,279)      344,932
Holden Village            809,801      104,651                                  (906,855)        (7,597)           --
Kimberly Court            126,411                                                (48,948)        (1,663)       75,800
The Meadows                    --                                                                    --            --
Mountain View I           966,090                                                (70,540)        (7,990)      887,560
Mountain View II        1,308,716                                                (77,420)        (7,990)    1,223,306
Newbury Place           2,119,337                                                (88,125)       (14,698)    2,016,514
North Liberty Park         10,105                                                 (9,188)          (917)           --
Paris Hotel               303,152                                               (300,318)        (2,834)           --
Rolling Hills             116,938                                  (49,445)      (58,692)        (8,800)           --
Rose City                 685,558                                   (1,000)     (148,280)        (3,941)      532,337
Summit I                       --                                                                                  --
Summit II                      --                                                                                  --
Summit III                     --                                                                                  --
Torres de Plata I          45,328                                   (6,450)      (18,479)       (20,399)           --
Terrace Gardens         1,855,253                                  (17,708)      (78,096)       (13,253)    1,746,196
Ticino                    496,516      323,871                                  (815,381)        (5,006)           --
Tyrone Elderly            969,112                                  (16,333)       26,322         (5,188)      973,913
Victorian Park                 --                                                                                  --
Vinton Park School      1,265,267                                                (29,552)        (5,403)    1,230,312
                     ------------ ------------  ------------  ------------  ------------   ------------  ------------ ------------

                     $ 14,370,207 $    455,569  $         --  $    (98,527) $ (3,169,371)  $   (136,257) $ 11,421,621 $    266,841
                     ============ ============  ============  ============  ============   ============  ============ ============

                       NATIONAL TAX CREDIT PARTNERS, L.P.             SCHEDULE
                    INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS        (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                         YEAR ENDED DECEMBER 31, 1997
------------------------------------------------------------------------------------------------------------------------------------
                       BALANCE                    CAPITALIZED                  EQUITY IN    AMORTIZATION   BALANCE       CAPITAL
  LIMITED             JANUARY 1,     CAPITAL      ACQUISITION    CASH           INCOME     OF CAPITALIZED DECEMBER 31, CONTRIBUTIONS
PARTNERSHIPS            1997      CONTRIBUTIONS     COSTS     DISTRIBUTIONS     (LOSS)       ACQ. COSTS      1997        PAYABLE
                     ------------ -------------  ------------ -------------  ------------  -------------- ------------ ------------
Apple Tree           $    173,648  $             $             $     (1,900) $    (13,161)  $     (1,418) $    157,169 $
Blue Lake                      --                                                      --             --            --      329,030
ComFed                         --                                                      --             --            --
Concept I & II            140,282                                                  (2,035)        (6,318)      131,929
Countryview Columbus    2,230,431      (625,582)                                 (125,113)       (13,007)    1,466,729
Dickens                   117,438                                                (117,438)            --            --
Dynes Village             630,428        53,900                                  (671,696)       (12,632)           --
Genoa Plaza               152,794                                    (3,779)      (17,122)          (529)      131,364
Glenark                        --        36,400                                   (36,400)            --            --
Grand Meadows             996,605                                                 (93,388)        (3,812)      899,405
Grinnell Park             119,821                                                  (7,823)          (215)      111,783
Hickory Green             432,097                                                 (32,574)        (5,279)      394,244
Holden Village            944,835        22,000                                  (149,437)        (7,597)      809,801
Kimberly Court            173,339                                    (1,724)      (43,541)        (1,663)      126,411
The Meadows                    --       262,492                                  (262,492)            --            --
Mountain View I         1,057,747                                    (6,000)      (77,667)        (7,990)      966,090
Mountain View II        1,417,710                                    (3,000)      (98,004)        (7,990)    1,308,716
Newbury Place           2,431,711       (10,000)                                 (287,676)       (14,698)    2,119,337
North Liberty Park         34,268                                                 (23,246)          (917)       10,105
Paris Hotel               330,589                                                 (24,603)        (2,834)      303,152
Rolling Hills             777,946                                   (49,445)     (602,763)        (8,800)      116,938
Rose City                 604,078      (260,000)                     (1,750)      347,171         (3,941)      685,558
Summit I                       --         2,354                                    (2,354)
Summit II                      --        10,023                                   (10,023)
Summit III                     --         5,837                                    (5,837)
Torres de Plata I         141,674                                    (6,450)      (89,064)          (832)       45,328
Terrace Gardens         1,975,852                                                (107,346)       (13,253)    1,855,253
Ticino                    588,003         8,000          (305)                    (94,176)        (5,006)      496,516
Tyrone Elderly            959,066                                   (32,866)       48,100         (5,188)      969,112
Victorian Park                 --                                                                                   --
Vinton Park School      1,291,036                                                 (20,366)        (5,403)    1,265,267
                     ------------  ------------  ------------  ------------  ------------   ------------  ------------ ------------

                     $ 17,721,398  $   (494,576) $       (305) $   (106,914) $ (2,620,074)  $   (129,322) $ 14,370,207 $    329,030
                     ============  ============  ============  ============  ============   ============  ============ ============

                                                                      SCHEDULE
                                                                     (CONTINUED)

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                    INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                 OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS     SCHEDULE III
                          IN WHICH NTCP HAS INVESTMENTS
                                DECEMBER 31, 1999


                                                                                       Buildings,
                                                                                       Furnishings       Total
                                                                                       & Equipment      Land and
                                         Number        Outstanding                   Amount Carried     Buildings
                                           of           Mortgage                       at Close of     Furnishings     Accumulated
Partnership/Location                      Units           Loan             Land          Period        & Equipment     Depreciation
-----------------------------------------------------------------------------------------------------------------------------------
Apple Tree Associates                            24    $    888,521    $     74,000    $  1,215,548    $  1,289,548    $    313,801
  Brigham City, UT
Art Museum - Summit I (Wallace)                  17       1,595,160               0               0              --               0
  Philadelphia, PA
Art Museum - Summit II (Bergdoll)                 9          50,328               0               0              --               0
  Philadelphia, PA
Art Museum - Summit III (Chandler)               25       2,391,333               0               0              --               0
  Philadelphia, PA
Blue Lake                                       106       4,750,000         335,000       2,821,992       3,156,992       1,788,810
  Miami, FL
ComFed Qualified Housing Limited                116       2,534,117         385,467       4,219,956       4,605,423       1,715,197
  Partnership III
  Omaha, NE
Concept I & II Limited Partnerships              40       1,528,166         131,600       2,440,871       2,572,471         725,613
  Cleveland, OH
Countryview Columbus Limited                    152       3,765,441         320,000       7,290,177       7,610,177       1,774,815
  Columbus, OH
Dickens Associates II                            34       1,255,351         105,000       2,299,724       2,404,724         602,719
  Chicago, IL
Dynes Village Associates Limited                 42         758,705          65,000       1,080,420       1,145,420         170,693
  Cleveland, OH
Genoa Plaza Limited Partnership                  48       1,325,233          98,024       1,689,094       1,787,118         467,869
  Genoa City, WI
Glenark Associates Limited                       67       2,816,233          45,525       4,195,223       4,240,748         449,657
  Woonsocket, RI
Grand Meadows II Limited                         64       1,894,194         112,000       3,476,179       3,588,179         920,342
  Grand Blanc, MI
Grinnell Park Limited                            24         601,399          48,400         798,415         846,815         220,095
  Grinnell, PA
Hickory Green Limited Partnership                59       1,386,352         215,000       2,703,386       2,918,386         914,546
  Westland, MI
Holden Village Limited Partnership               96       2,560,253         280,000       4,179,848       4,459,848       1,459,883
  West Seattle, WA
Kimberly Court                                   24       1,476,192         233,900       1,787,734       2,021,634         476,818
  Seward, AK
The Meadows Limited Partnership                 114       2,032,959         123,900       1,969,205       2,093,105         231,847
  Ypsilanti, MI
Mountain View Limited  I                        120       2,672,568         685,819       4,181,840       4,867,659       1,137,168
  Lawrence, MA
Mountain View Limited  II                       159       3,891,560         866,212       5,191,215       6,057,427       1,404,524
  Lawrence, MA
Newbury Limited Partnership                     164       3,650,949         739,882       8,018,575       8,758,457       2,063,080
  Oak Creek, WI
North Liberty Park Limited                       24         599,612          47,811         735,190         783,001         233,872

                                                                                                       Buildings,
                                                                                                       Furnishings
                                                                                                       & Equipment
                                                                                                        Land and
                                         Number        Outstanding                   Amount Carried     Buildings         Total
                                           of           Mortgage                       at Close of     Furnishings     Accumulated
Partnership/Location                      Units           Loan             Land          Period        & Equipment     Depreciation
-----------------------------------------------------------------------------------------------------------------------------------
  North Liberty, IA
Paris Hotel Limited Partnership                  17         975,483         179,160       1,675,053       1,854,213         422,239
  Denver, CO
Rolling Hills Apts. Limited                     232       4,881,182         800,000      11,631,730      12,431,730       3,192,133
  Pottsgrove Township, PA
Rose City                                       264       8,726,739         463,955       9,780,323      10,244,278       3,156,530
  Portland, OR
Terrace Gardens Limited Partnership             150       4,924,607       1,522,369       8,110,161       9,632,530       3,196,351
  Lemon Grove, CA
Ticino Apts. Limited Partnership                 45       1,173,315         101,066       2,129,970       2,231,036         559,115
  Seattle, WA
Torres de Plata I                                72       3,009,901         161,280       3,724,730       3,886,010       1,238,300
  Toa Alta, PR
Tyrone Elderly Limited Partnership              100       3,036,658         100,000       4,840,602       4,940,602       1,263,914
  Tyrone, PA
Victorian Park                                  336      17,963,006       1,737,727      18,118,263      19,855,990       7,349,522
  Streamwood, IL
Vinton/Park School Apts. Limited                 44         685,985         145,500       2,733,586       2,879,086         554,625
  Omaha, NE
                                       --------------------------------------------------------------------------------------------

TOTAL                                         2,788    $ 89,801,502    $ 10,123,597    $123,039,010    $133,162,607    $ 38,004,078
                                       ============================================================================================

                                                                    SCHEDULE III
                                                                     (CONTINUED)



              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                           HELD BY LOCAL PARTNERSHIPS
                          IN WHICH NTCP HAS INVESTMENTS
                                DECEMBER 31, 1999

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

          3.    Investments in property and equipment:


                                                         Buildings,
                                                        Furnishings,
                                         Land             Equipment            Total
                                     -------------      -------------      -------------
Balance, January 1, 1997             $  10,355,997      $ 125,025,523      $ 135,381,520

Net dispositions during the year          (232,400)          (415,672)          (648,072)
                                     -------------      -------------      -------------

Balance, December 31, 1997              10,123,597        124,609,851        134,733,448

Net addition during the year                    --          1,716,284          1,716,284
                                     -------------      -------------      -------------

Balance, December 31, 1998              10,123,597        126,326,135        136,449,732

Net addition during the year                    --         (3,287,125)        (3,287,125)
                                     -------------      -------------      -------------

Balance, December 31, 1999           $  10,123,597      $ 123,039,010      $ 133,162,607
                                     =============      =============      =============

                                                                    SCHEDULE III
                                                                     (CONTINUED)


                       NATIONAL TAX CREDIT PARTNERS, L.P.
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                           HELD BY LOCAL PARTNERSHIPS
                          IN WHICH NTCP HAS INVESTMENTS
                                DECEMBER 31, 1999



                                                         Buildings,
                                                        Furnishings
Accumulated Depreciation:                              And Equipment
-------------------------                              -------------
Balance, January 1, 1997                                $29,466,900

Net additions during the year                             2,272,604
                                                        -----------

Balance, December 31, 1997                               31,739,504

Net additions during the year                             5,211,767
                                                        -----------

Balance, December 31, 1998                               36,951,271

Net additions during the year                             1,052,807
                                                        -----------

Balance, December 31, 1999                              $38,004,078
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

CHARLES H. BOXENBAUM, 70, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

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

BRUCE E. NELSON, 48, President and a director of NAPICO.

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

ALAN I. CASDEN, 54, Chairman of Casden Properties Inc., a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

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

PAUL PATIERNO, 43, Chief Financial Officer.

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

PATRICIA W. TOY, 70, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 39, Executive Vice President, General Counsel and Assistant Secretary.

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

ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS:

National Tax Credit Partners, L.P. has no officers, employees, or directors. However, under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to the General Partner and Special Limited Partner for the following fees:

(a) An annual partnership management fee in an amount equal to 0.5 percent of invested assets (as defined) is payable to the General Partner and Special Limited Partner. For each of the years ended December 31, 1999, 1997 and 1996, fees of $692,956 have been incurred.

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

(c) The Partnership reimburses certain expenses to the General Partner. For the years ended December 31, 1999, 1998 and 1997, $0, $38,544 and $36,744, respectively, has been paid.

(d) An affiliate of the General Partner is responsible for the on-site property management for eight, two and two Local Partnerships in 1999, 1998 and 1997, respectively. The Local Partnerships paid the affiliate property management fees of $108,654, $59,249, $67,157 in 1999, 1998 and
        1997, respectively.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS.

FINANCIAL STATEMENTS

Report of Independent Public Accountants.

Balance Sheets as of December 31, 1999 and 1998.

Statements of Operations for the years ended December 31, 1999, 1998 and 1997.

Statements of Partners' Equity (Deficiency) for the years ended December 31, 1999, 1998 and 1997.

Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

Notes to Financial Statements.

FINANCIAL STATEMENT SCHEDULES APPLICABLE TO NATIONAL TAX CREDIT PARTNERS, L.P. AND THE LIMITED PARTNERSHIPS IN WHICH NATIONAL TAX CREDIT PARTNERS, L.P. HAS INVESTMENTS

Schedule - Investments in Local Limited Partnerships, December 31, 1999, 1998 and 1997.

Schedule III - Real Estate and Accumulated Depreciation, December 31, 1999.

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

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the year ended December 31, 1999.

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


NATIONAL TAX CREDIT PARTNERS, L.P.

By:  NATIONAL PARTNERSHIP INVESTMENTS CORP.
     General Partner


/s/ Charles H. Boxenbaum
----------------------------------------
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer


/s/ Bruce E. Nelson
----------------------------------------
Bruce E. Nelson
Director and President


/s/ Alan I. Casden
----------------------------------------
Alan I. Casden
Director


/s/ Paul Patierno
----------------------------------------
Paul Patierno
Chief Financial Officer