Form 10-Q
period 2000-03-31
NATIONAL TAX CREDIT PARTNERS L P
filed 2000-05-22
CIK 847415

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Quarterly Period Ended MARCH 31, 2000

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

                      FOR THE QUARTER ENDED MARCH 31, 2000




PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements and Notes to Financial Statements

                 Balance Sheets, March 31, 2000 and December 31, 1999.........................................1

                 Statements of Operations
                         Three Months Ended March 31, 2000 and 1999...........................................2

                 Statement of Partners' Equity (Deficiency)
                         Three Months Ended March 31, 2000....................................................3

                 Statements of Cash Flows
                         Three Months Ended March 31, 2000 and 1999...........................................4

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

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations ....................................................12


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings..........................................................................16

         Item 6.  Exhibits and Reports on Form 8-K...........................................................17

         Signatures . . . . . . . . . . . . . . .............................................................18

                      NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                                 BALANCE SHEETS

                      MARCH 31, 2000 AND DECEMBER 31, 1999


                                     ASSETS

                                                                          2000          1999
                                                                       (Unaudited)     Audited)
                                                                       ------------   -----------
INVESTMENTS IN LIMITED PARTNERSHIPS
    (Notes 1 and 2)                                                    $8,798,175      $9,050,981

CASH AND CASH EQUIVALENTS (Note 1)                                         78,345          63,126
                                                                       ----------      ----------
          TOTAL ASSETS                                                 $8,876,520      $9,114,107
                                                                       ==========      ==========


                                 LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accrued fees and expenses due to partners (Notes 5 and 7)         $6,277,719      $6,113,629
     Capital contributions payable (Note 4)                               266,841         266,841
     Accounts payable and accrued expenses                                177,186         147,262
                                                                       ----------      ----------
                                                                        6,721,746       6,527,732
                                                                       ----------      ----------

CONTINGENCIES (Note 6)

PARTNERS' EQUITY                                                        2,154,774       2,586,375
                                                                       ----------      ----------
           TOTAL LIABILITIES AND PARTNERS' EQUITY                      $8,876,520      $9,114,107
                                                                       ==========      ==========





   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                                2000            1999
                                              ---------       ---------
INTEREST AND OTHER INCOME                     $   1,395       $   1,969
                                              ---------       ---------

OPERATING EXPENSES:
     Management fees - partners (Note 5)        164,090         173,238
     Legal and accounting                        45,794          29,487
     General and administrative (Note 5)         17,435          21,238
                                              ---------       ---------

          Total operating expenses              227,319         223,963
                                              ---------       ---------

LOSS FROM PARTNERSHIP OPERATIONS               (225,924)       (221,994)

DISTRIBUTIONS FROM LIMITED
     PARTNERSHIPS  RECOGNIZED
     AS  INCOME                                  40,823          26,728

EQUITY IN LOSS OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ACQUISITION COSTS (Note 2)             (246,500)       (196,250)
                                              ---------       ---------

NET LOSS                                      $(431,601)      $(391,516)
                                              =========       =========

NET LOSS PER LIMITED
     PARTNERSHIP INTEREST (Note 1)            $     (18)      $     (16)
                                              =========       =========





   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                   (Unaudited)

                                             Special
                                             Limited          General          Limited
                                             Partners         Partners         Partners           Total
                                           ------------     -----------       -----------      ------------
PARTNERSHIP INTERESTS                             --               --              23,899              --
                                                                              ===========


PARTNERS' EQUITY (DEFICIENCY),
        January 1, 2000                    $     1,000      $  (492,960)      $ 3,078,335       $ 2,586,375

        Net loss for the three months
        ended March 31, 2000                      --             (4,316)         (427,285)         (431,601)
                                           -----------      -----------       -----------       -----------

PARTNERS' EQUITY (DEFICIENCY),
        March 31, 2000                     $     1,000      $  (497,276)      $ 2,651,050       $ 2,154,774
                                           ===========      ===========       ===========       ===========









   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.

                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                                              2000            1999
                                                                           ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                              $(431,601)      $(391,516)
      Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities:
            Equity in losses of limited partnerships
                and amortization of acquisition costs                         246,500         196,250
             Increase in:
                Accrued fees and expenses due to partners                     164,090         173,238
                Accounts payable and accrued expenses                          29,924           1,507
                                                                            ---------       ---------

                   Net cash provided by (used in) operating activities          8,913         (20,521)
                                                                            ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Investments in investee partnerships:
         Capital contributions to limited partnerships                        (42,158)        (71,530)
         Distributions recognized as a return of capital                       48,464           6,000
                                                                            ---------       ---------

                  Net cash provided by (used in) investing activities           6,306         (65,530)
                                                                            ---------       ---------

NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                                                     15,219         (86,051)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 63,126         220,457
                                                                            ---------       ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $  78,345       $ 134,406
                                                                            =========       =========



   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GENERAL

     The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements. Accordingly, the financial statements included herein should be reviewed in conjunction with the audited financial statements and related notes thereto contained in the National Tax Credit Partners, L.P. (the "Partnership") annual report for the year ended December 31, 1999. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

     In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000, and the results of operations and changes in cash flows for the three months then ended.

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

                                 MARCH 31, 2000


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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

     At March 31, 2000, the Local Partnership's own residential projects consisted of 2,788 apartment units.

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

     The following is a summary of the investment in Local Partnerships for the three months ended March 31, 2000:

       Balance, beginning of period                                $9,050,981
       Capital contributions                                           42,158
       Equity in losses of limited partnerships                      (228.750)
       Amortization of capitalized acquisition costs                  (17,750)
       Distributions recognized as a return of capital                (48,464)
                                                               --------------

       Balance, end of period                                    $  8,798,175
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

                            NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

     Summit I, II and III

     The general contractor for three related Local Partnerships, Summit I, Summit II and Summit III, initiated a lawsuit in December 1992 against the Local Partnerships and the Partnership seeking damages in the amount of approximately $600,000 allegedly due pursuant to the respective general contracts plus damages for alleged misrepresentations and punitive damages. The Partnership believes that the general contractor's claims are barred and/or subject to offset and it has filed responsive pleadings. The Partnership has not accrued any liability in the accompanying financial statements. The lawsuit has been dormant for more than three years. Occupancy levels at the three related Local Partnerships, Summit I, II, and III (Wallace, Bergdoll, and Chandler School located in Philadelphia) were 88%, 78% and 88%, respectively, at March 31, 2000. The Summit I and III properties have approximately $187,000 in outstanding property taxes (a portion of which could result in liens on the properties), utility bills, and other trade payables. The local general partner is currently attempting to negotiate discounted payments and/or payment plans for outstanding payables which, if unsuccessful, could result in foreclosure proceedings on all three properties. In 1996, the aggregate carrying value of the investments in Summit I, Summit II and Summit III of approximately $2,290,000 was written off. Summit I, II and III represent 3.2%, 1.4% and 4.6%, respectively, of the Partnership's original portfolio investment.

     Meadows

     The Meadows Apartments (the "Local Partnership") is a 114-unit building located in Ypsilanti, Michigan. The first mortgage loan matured on May 15, 1996. After the lender refused to negotiate an extension of the loan, the Local Partnership filed Chapter 11 bankruptcy proceedings to avert foreclosure. A plan of reorganization for the Local Partnership (the "Plan") was approved by the bankruptcy court on December 16, 1996. Under the Plan, the existing loan in the principal amount of $2,890,000, at an interest rate of 10%, was reduced to $2,100,000 with an interest rate of 9%. In exchange, the lender received one-third of NTCP's local partnership interest, including anticipated allocations of housing tax credits in the amount of approximately $488,500. The Partnership's carrying value of the investment in the Meadows Apartments is zero.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

     Glenark

     Pursuant to the terms of a workout, dated January 11, 1995 (the "Workout") agreed upon between the parties relating to the resolution of an existing default under the first mortgage loan encumbering Glenark Landing, an annual payment of $42,800 for a five year term, totaling $214,000 are due to the Rhode Island Housing and Mortgage Corporation (the "Lender"). The lender issued a notice of default with respect to the Workout on September 24, 1999. The Partnership's carrying value of the investment in Glenark is zero.

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

     Blue Lake

     Pursuant to the terms of a loan workout, dated March 25, 1995 (the "Workout"), NTCP is required to contribute an additional $541,300 to the local partnership over a ten year period. In exchange, the debt service on the property is payable out of net cash flow (see Note 3). The Partnership's investment in Blue Lake is zero.

     Rose City

     During 1997, the Oregon Housing and Community Services Department ("Department") inspected Rose City Village Limited Partnership's compliance with the low-income housing credit provisions of the Internal Revenue Code, and determined that the Partnership was not in compliance. The Department filed Form 8823, Low-Income Housing Credit Agencies Report of Noncompliance, with the Internal Revenue Service. Management believes the instances of noncompliance are now corrected; however, as of the date of this report, resolution of this matter by the Department and the Internal Revenue Service is still outstanding. The effect, if any, of the noncompliance on the financial statements of the Partnership cannot

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

     be determined at this date. The Partnership's investment in Rose City is approximately $204,000 at March 31, 2000.

NOTE 3 - CAPITAL CONTRIBUTION PAYABLE

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

NOTE 4 - RELATED-PARTY TRANSACTIONS

     Under the terms of the Amended and Restated Agreement of the Limited Partnership, the Partnership is obligated to pay the General Partner and the Special Limited Partner the following fees:

     (a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner and Special Limited Partner. For the three months ended March 31, 2000 and 1999 approximately $164,000 and $173,000, respectively, has been expensed. The unpaid balance at March 31, 2000 is approximately $6,278,000.

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

                                 MARCH 31, 2000


NOTE 4 - RELATED-PARTY TRANSACTIONS (CONTINUED)

     An affiliate of the General Partner is currently managing eight properties owned by Local Partnerships. The Local Partnerships pay the affiliate property management fees which have been reduced from 5 percent to 4.5 percent of their gross rental revenues. The amounts paid were $33,665 and $13,399 for the three months ended March 31, 2000 and 1999, respectively.

NOTE 5 - CONTINGENCIES

     The General Partner and the Partnership, are involved in various lawsuits and has also been named as a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. The carrying amount of other assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     CAPITAL RESOURCES AND LIQUIDITY

     The Partnership received proceeds totaling $59,749,000 from the sale of Limited Partnership Interests, pursuant to a registration statement filed on Form S-11 which sale commenced in June 1989 and terminated in June 1990. This amount includes $18,907,500 from the sale of 7,563 Additional Limited Partnership Interests. The proceeds have been used to invest in Local Partnerships which own and operate Apartment Complexes that are eligible for Tax Credits.

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

     The Partnership's cash reserves as of March 31, 2000 were approximately $78,000. In order to replenish NTCP's reserves, NTCP sold to the local general partner an additional portion and further diluted its limited partner interest in the Rose City local partnership during 1997. The local general partner will, accordingly, be entitled to an increased allocation of cash flow and proceeds from the sale or refinancing of the property. NTCP will continue to receive its allocable portion of housing tax credits, subject to the allocation made to the additional limited partner identified in a prior report, through the ten year credit period. As a result of this transaction, NTCP received $260,000 during 1997. In addition, NTCP sold to an unrelated party a portion of its limited partner interest in the Countryview local partnership and received $625,582 during 1997. The amounts received from these sales are traded as reductions to the Partnership's investment balance in the local partnerships.

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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 2000


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

                                 MARCH 31, 2000


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

     The Dynes Village Apartments complex is operating at a deficit and the first mortgage loan encumbering the property was delinquent until it was brought current by NTCP in November 1997. In addition, the property has been audited by the IRS with respect to tenant qualifications performed by the prior local operating general partner. The IRS has disqualified all future housing tax credits based on what they consider non-compliance by the prior local operating general partner. The Partnership's investment in Dynes Village was zero at March 31, 2000.

     Pursuant to the terms of a workout, dated January 11, 1995 (the "Workout") agreed upon between the parties relating to the resolution of an existing default under the first mortgage loan encumbering Glenark Landing, annual payments of $42,800 for a five year term, totaling $214,000, are due to the Rhode Island Housing and Mortgage Finance Corporation (the "Lender"). The Partnership's investment in Glenark Landing was zero at March 31, 2000.

     Pursuant to the terms of a loan workout relating to the Blue Lake Local Partnership, dated March 25, 1995 (the "Workout"), NTCP is required to contribute an additional $541,300 to the local partnership over a ten year period. In exchange, the debt service on the property is payable out of net cash flow. The Partnership's investment in Blue Lake was zero at March 31, 2000. A dispute has arisen as to whether the local partnership is in default under the Workout. The parties are currently engaged in settlement discussions regarding this dispute.

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

                                MARCH 31, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     RESULTS OF OPERATIONS (CONTINUED)

     Management believes the instances of noncompliance are now corrected; however, as of the date of this report, resolution of this matter by the Department and the Internal Revenue Service is still outstanding. The effect, if any, of the noncompliance on the financial statements of the Partnership cannot be determined at this date. The Partnership's investment in Rose City at March 31, 2000 was $204,000.

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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 2000


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of March 31, 2000, the Partnership's General Partner was involved in various lawsuits. In addition, the Partnership is involved in the following lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

In December 1992, Tara Construction, the general contractor for Art Museum properties (Summit I, II and III), commenced an action in the Court of Common Pleas, Montgomery County, Pennsylvania Tara Construction v. NTCP et al., (Case No. 92-23505) against the three Summit Local Partnerships, the Partnership, NTC, the General Partner, PaineWebber Incorporated, and a PaineWebber affiliate, seeking damages of approximately $600,000 allegedly due the general contractor for work done in connection with the completion of construction plus damages for alleged misrepresentations and punitive damages. The Partnership believes that the general contractor's claims are barred and/or subject to offset and it has filed responsive pleadings. The Partnership has not accrued any liability in the accompanying financial statements as of March 31, 2000. Tara Construction's lawsuit has been dormant since 1993. Occupancy levels at the three related Local Partnerships, Summit I, II, and III (Wallace, Bergdoll, and Chandler School located in Philadelphia) were 88%, 78%, and 88%, respectively, at March 31, 2000, and the properties have been operating at a deficit. The local general partner is currently attempting to negotiate discounted payments and/or payment plans for outstanding payables which, if unsuccessful, could result in foreclosure proceedings on all three properties. In 1996, the aggregate carrying value of the investments in Summit I, Summit II and Summit III of approximately $2,290,000, was written off. Summit I, II and III represent 3.2%, 1.4% and 4.6%, respectively, of NTCP's original portfolio investment.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 2000


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) No exhibits are required per the provision of Item 6 of regulation S-K and no reports on Form 8-K were filed during the quarter ended
         March 31, 2000.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 2000




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



                                     NATIONAL TAX CREDIT PARTNERS, L.P.
                                     (a California limited partnership)


                                     By:  National Partnership Investments Corp.
                                          General Partner


                                          -------------------------------------
                                          Bruce Nelson
                                          President


                                     Date:
                                          -------------------------------------



                                          -------------------------------------
                                          Paul Patierno
                                          Chief Financial Officer


                                     Date:
                                           ------------------------------------