Form 10-Q/A
period 2000-03-31
NATIONAL TAX CREDIT PARTNERS L P
filed 2000-05-22
CIK 847415

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q/A



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




                                     NATIONAL TAX CREDIT PARTNERS, L.P.
                                     (a California limited partnership)


                                     By:  National Partnership Investments Corp.
                                          General Partner

                                          /s/ BRUCE NELSON
                                          -------------------------------------
                                          Bruce Nelson
                                          President


                                     Date: May 22, 2000
                                          -------------------------------------


                                          /s/ PAUL PATIERNO
                                          -------------------------------------
                                          Paul Patierno
                                          Chief Financial Officer


                                     Date: May 22, 2000
                                           ------------------------------------