Form 10-Q
period 2000-06-30
NATIONAL TAX CREDIT PARTNERS L P
filed 2000-08-21
CIK 847415

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                  For the Quarterly Period Ended JUNE 30, 2000

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

                       FOR THE QUARTER ENDED JUNE 30, 2000


PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements and Notes to Financial Statements

                Balance Sheets, June 30, 2000 and December 31, 1999.......................1

                Statements of Operations
                    Six Months Ended June 30, 2000 and 1999...............................2

                Statement of Partners' Equity (Deficiency)
                    Six Months Ended June 30, 2000........................................3

                Statements of Cash Flows
                    Six Months Ended June 30, 2000 and 1999...............................4

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

       Signatures .......................................................................18

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                       JUNE 30, 2000 AND DECEMBER 31, 1999

                                     ASSETS

                                                                       2000            1999
                                                                    -----------     -----------
                                                                    (Unaudited)      (Audited)
INVESTMENTS IN LIMITED PARTNERSHIPS
    (Notes 1 and 2)                                                 $8,621,031      $9,050,981

CASH AND CASH EQUIVALENTS (Note 1)                                      25,386          63,126
                                                                    ----------      ----------

          TOTAL ASSETS                                              $8,646,417      $9,114,107
                                                                    ==========      ==========


                               LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accrued fees and expenses due to partners (Notes 4 and 6)      $6,441,810      $6,113,629
     Capital contributions payable (Note 3)                            266,841         266,841
     Accounts payable and accrued expenses                             180,943         147,262
                                                                    ----------      ----------
                                                                     6,889,594       6,527,732


CONTINGENCIES (Note 5)


PARTNERS' EQUITY                                                     1,756,823       2,586,375
                                                                    ----------      ----------

           TOTAL LIABILITIES AND PARTNERS' EQUITY                   $8,646,417      $9,114,107
                                                                    ==========      ==========


   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (Unaudited)


                                              Six months     Three months    Six months      Three months
                                                ended           ended           ended           ended
                                            June 30, 2000   June 30, 2000   June 30, 1999   June 30, 1999
                                            -------------   -------------   -------------   -------------
INTEREST AND OTHER INCOME                     $    2,165      $      770      $    3,825      $    1,856
                                              ----------      ----------      ----------      ----------

OPERATING EXPENSES:
     Management fees - partners (Note 4)         328,180         164,090         346,476         173,238
     Legal and accounting                         68,810          23,016          61,747          32,261
     General and administrative (Note 4)          40,055          22,622          43,148          21,911
                                              ----------      ----------      ----------      ----------

        Total operating expenses                 437,045         209,728         451,371         227,410
                                              ----------      ----------      ----------      ----------

LOSS FROM PARTNERSHIP OPERATIONS                (434,880)       (208,958)       (447,546)       (225,554)

DISTRIBUTIONS FROM LIMITED
     PARTNERSHIPS  RECOGNIZED
     AS INCOME                                    98,828          58,004          76,173          49,445

EQUITY IN LOSS OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ACQUISITION COSTS (Note 2)              (493,500)       (247,000)       (392,500)       (196,250)
                                              ----------      ----------      ----------      ----------

NET LOSS                                      $ (829,552)     $ (397,954)     $ (763,873)     $ (372,359)
                                              ==========      ==========      ==========      ==========

NET LOSS PER LIMITED
     PARTNERSHIP INTEREST (Note 1)            $      (34)     $      (16)     $      (32)     $      (15)
                                              ==========      ==========      ==========      ==========



   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (Unaudited)


                                            Special
                                            Limited          General           Limited
                                            Partners         Partners          Partners            Total
                                           -----------      -----------       -----------       -----------

PARTNERSHIP INTERESTS                                                              23,899
                                                                              ===========


PARTNERS' EQUITY (DEFICIENCY),
       January 1, 2000                     $     1,000      $  (492,960)      $ 3,078,335       $ 2,586,375

       Net loss for the six
           months ended June 30, 2000               --           (8,296)         (821,256)         (829,552)
                                           -----------      -----------       -----------       -----------

PARTNERS' EQUITY (DEFICIENCY),
       June 30, 2000                       $     1,000      $  (501,256)      $ 2,257,079       $ 1,756,823
                                           ===========      ===========       ===========       ===========



   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                                             2000            1999
                                                                           ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                              $(829,552)      $(763,873)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Equity in losses of limited partnerships
               and amortization of acquisition costs                         493,500         392,500
           Increase in:
               Accrued fees and expenses due to partners                     328,181         346,475
               Accounts payable and accrued expenses                          33,681           9,479
                                                                           ---------       ---------

                  Net cash provided by (used in) operating activities         25,810         (15,419)
                                                                           ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in investee partnerships:
        Capital contributions to limited partnerships                       (127,850)       (106,532)
        Distributions recognized as a return of capital                       64,300         104,161
                                                                           ---------       ---------

                 Net cash used in investing activities                       (63,550)         (2,371)
                                                                           ---------       ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (37,740)        (17,790)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                63,126         220,457
                                                                           ---------       ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $  25,386       $ 202,667
                                                                           =========       =========



   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000


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

        In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000, and the results of operations and changes in cash flows for the six and three months then ended.


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


        USE OF ESTIMATES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 2000


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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        At June 30, 2000, the Local Partnership's own residential projects consisted of 2,788 apartment units.

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

        The following is a summary of the investment in Local Partnerships for the six months ended June 30, 2000:


Balance, beginning of period                         $ 9,050,981

Capital contributions                                    127,850

Equity in losses of limited partnerships                (458,000)

Amortization of capitalized acquisition costs            (35,500)

Distributions recognized as a return of capital          (64,300)
                                                     -----------
Balance, end of period                               $ 8,621,031
                                                     ===========

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        The following are unaudited combined estimated statements of operations for the six and three months ended June 30, 2000 and 1999 for the limited partnerships in which the Partnership has investments:


                               Six months        Three months        Six months        Three months
                                 ended               ended              ended             ended
                              June 30, 2000      June 30, 2000      June 30, 1999      June 30, 1999
                              ------------       ------------       ------------       ------------
REVENUES
        Rental and other      $  3,509,000       $  1,754,000       $  8,848,000       $  4,424,000
                              ------------       ------------       ------------       ------------

EXPENSES
        Depreciation               866,000            433,000          2,162,000          1,081,000
        Interest                 2,632,000          1,316,000          3,768,000          1,884,000
        Operating                  812,000            406,000          4,774,000          2,387,000
                              ------------       ------------       ------------       ------------

                                 4,310,000          2,155,000         10,704,000          5,352,000
                              ------------       ------------       ------------       ------------

               Net loss       $   (801,000)      $   (401,000)      $ (1,856,000)      $   (928,000)
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

                                 JUNE 30, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)


        Summit I, II and III

        The general contractor for three related Local Partnerships, Summit I, Summit II and Summit III, initiated a lawsuit in December 1992 against the Local Partnerships and the Partnership seeking damages in the amount of approximately $600,000 allegedly due pursuant to the respective general contracts plus damages for alleged misrepresentations and punitive damages. The Partnership believes that the general contractor's claims are barred and/or subject to offset and it has filed responsive pleadings. The Partnership has not accrued any liability in the accompanying financial statements. The lawsuit has been dormant for more than three years. Occupancy levels at the three related Local Partnerships, Summit I, II, and III (Wallace, Bergdoll, and Chandler School located in Philadelphia) were 88%, 78% and 88%, respectively, at June 30, 2000. At June 30, 2000 , the Summit I, II and III properties have approximately $230,000 in outstanding property taxes (a portion of which could result in liens on the properties), utility bills, and other trade payables. The local general partner is currently attempting to negotiate discounted payments and/or payment plans for these items which, if unsuccessful, could result in foreclosure proceedings on all three properties. The parties are currently engaged in settlement discussions regarding the default. The Partnership's carrying value of the investments in Summit I, Summit II and Summit III which approximately 3.2%, 1.4% and 4.6%, respectively, of the Partnership's original portfolio investment is zero.


        Glenark

        Pursuant to the terms of a workout, dated January 11, 1995 (the "Workout") agreed upon between the parties relating to the resolution of an existing default under the first mortgage loan encumbering Glenark Landing, annual payments of $42,800 for a five year term, totaling $214,000 are due from the Partnership to the Rhode Island Housing and Mortgage Corporation (the "Lender"). The Partnership stopped making these payments, and the Lender issued a notice of default with respect to the Workout on September 24, 1999. The Partnership's carrying value of the investment in Glenark is zero.


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


        Blue Lake

        Pursuant to the terms of a loan workout, dated March 25, 1995, NTCP is required to contribute an additional $266,841 to the local partnership (see Note 3). In exchange, the debt service on the property is payable out of net cash flow. The Partnership's investment in Blue Lake is zero.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)


        Rose City

        During 1997, the Oregon Housing and Community Services Department ("Department") inspected Rose City Village Limited Partnership's compliance with the low-income housing credit provisions of the Internal Revenue Code, and determined that the Partnership was not in compliance. The Department filed Form 8823, Low-Income Housing Credit Agencies Report of Noncompliance, with the Internal Revenue Service. Management believes the instances of noncompliance are now corrected; however, as of the date of this report, resolution of this matter by the Department and the Internal Revenue Service is still outstanding. The effect, if any, of the noncompliance on the financial statements of the Partnership cannot be determined at this date. The Partnership's investment in Rose City is approximately $177,000 at June 30, 2000.


NOTE 3 - CAPITAL CONTRIBUTION PAYABLE

        Capital contributions payable represents $70,000 due annually, until paid in full, for the investment in the Blue Lake Local Partnership. The capital contributions payable are unsecured and non interest bearing. No payments have been made in 2000 or 1999 and a dispute has arisen as to whether the local partnership is in default under the Workout (see Note
        2). The parties are currently engaged in settlement discussions regarding this dispute.


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

                For the six months ended June 30, 2000 and 1999 approximately $328,000 has been expensed. The unpaid balance at June 30, 2000 is approximately $6,442,000.

                As of December 31, 1999, the fees and expenses due the General Partner and Special Limited Partner exceeded the Partnership's cash. The partners, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

        (b) A property disposition fee is payable to the General Partner in an amount equal to the lesser of (I) one-half of the competitive real estate commission that would have been charged by unaffiliated third parties providing comparable services in the area where the apartment complex is located, or (ii) 3 percent of the sales price received in connection with the sale or disposition of the apartment complex or local partnership interest, but in no event will the property disposition fee and all

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 2000


NOTE 4 - RELATED-PARTY TRANSACTIONS (CONTINUED)

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

        An affiliate of the General Partner is currently managing two properties owned by Local Partnerships. The Local Partnerships pay the affiliate property management fees which have been reduced from 5 percent to 4.5 percent of their gross rental revenues. The amounts paid were approximately $32,000 for the six months ended June 30, 2000 and 1999, respectively.


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

                                 JUNE 30, 2000



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

        The Partnership's cash as of June 30, 2000 was approximately $25,000. In order to replenish NTCP's reserves, NTCP sold to the local general partner an additional portion and further diluted its limited partner interest in the Rose City local partnership during 1997. The local general partner will, accordingly, be entitled to an increased allocation of cash flow and proceeds from the sale or refinancing of the property. NTCP will continue to receive its allocable portion of housing tax credits, subject to the allocation made to the additional limited partner identified in a prior report, through the ten year credit period. As a result of this transaction, NTCP received $260,000 during 1997. In addition, NTCP sold to an unrelated party a portion of its limited partner interest in the Countryview local partnership and received $625,582 during 1997. The amounts received from these sales are traded as reductions to the Partnership's investment balance in the local partnerships.

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

                                 JUNE 30, 2000



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

                                 JUNE 30, 2000


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

        The Dynes Village Apartments complex is operating at a deficit and the first mortgage loan encumbering the property was delinquent until it was brought current by NTCP in November 1997. In addition, the property has been audited by the IRS with respect to tenant qualifications performed by the prior local operating general partner. The IRS has disqualified all future housing tax credits based on what they consider non-compliance by the prior local operating general partner. The Partnership's investment in Dynes Village was zero at June 30, 2000.

        Pursuant to the terms of a workout, dated January 11, 1995 (the "Workout") agreed upon between the parties relating to the resolution of an existing default under the first mortgage loan encumbering Glenark Landing, annual payments of $42,800 for a five year term, totaling $214,000, are due to the Rhode Island Housing and Mortgage Finance Corporation (the "Lender"). The Lender issued a notice of default with respect to the Workout on September 24, 1999. The Partnership's investment in Glenark Landing was zero at June 30, 2000.

        Pursuant to the terms of a loan workout relating to the Blue Lake Local Partnership, dated March 25, 1995 (the "Workout"), NTCP is required to contribute an additional $266,841 to the local partnership. In exchange, the debt service on the property is payable out of net cash flow. The Partnership's investment in Blue Lake was zero at June 30, 2000. A dispute has arisen as to whether the local partnership is in default under the Workout. The parties are currently engaged in settlement discussions regarding this dispute.

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

                                 JUNE 30, 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


        RESULTS OF OPERATIONS (CONTINUED)

        Management believes the instances of noncompliance are now corrected; however, as of the date of this report, resolution of this matter by the Department and the Internal Revenue Service is still outstanding. The effect, if any, of the noncompliance on the financial statements of the Partnership cannot be determined at this date. The Partnership's investment in Rose City at June 30, 2000 was $177,000.

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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 2000


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2000, the Partnership's General Partner was involved in various lawsuits. In addition, the Partnership is involved in the following lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.


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

In December 1992, Tara Construction, the general contractor for Art Museum properties (Summit I, II and III), commenced an action in the Court of Common Pleas, Montgomery County, Pennsylvania Tara Construction v. NTCP et al., (Case No. 92-23505) against the three Summit Local Partnerships, the Partnership, NTC, the General Partner, PaineWebber Incorporated, and a PaineWebber affiliate, seeking damages of approximately $600,000 allegedly due the general contractor for work done in connection with the completion of construction plus damages for alleged misrepresentations and punitive damages. The Partnership believes that the general contractor's claims are barred and/or subject to offset and it has filed responsive pleadings. The Partnership has not accrued any liability in the accompanying financial statements as of March 31, 1999 and December 31, 1998. Tara Construction's lawsuit has been dormant for more than three years. Occupancy levels at the three related Local Partnerships, Summit I, II, and III (Wallace, Bergdoll, and Chandler School located in Philadelphia) were 88%, 78%, and 88%, respectively, at June 30, 2000. The local general partner is currently attempting to negotiate discounted payments and/or payment plans for outstanding payables which, if unsuccessful, could result in foreclosure proceedings on all three properties. In 1996, the aggregate carrying value of the investments in Summit I, Summit II and Summit III of approximately $2,290,000, was written off. Summit I, II and III represent 3.2%, 1.4% and 4.6%, respectively, of NTCP's original portfolio investment.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 2000



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) No exhibits are required per the provision of Item 6 of regulation S-K and no reports on Form 8-K were filed during the quarter ended June 30, 2000.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 2000

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



                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)



                       By:   National Partnership Investments Corp.
                             General Partner

                             /s/ BRUCE NELSON
                             --------------------------------------
                             Bruce Nelson
                             President



                       Date: August 21, 2000
                             ----------------------------------------



                             /s/ PAUL PATIERNO
                             --------------------------------------
                             Paul Patierno
                             Chief Financial Officer


                       Date: August 21, 2000
                             ----------------------------------------