Form 10-Q
period 2000-09-30
NATIONAL TAX CREDIT PARTNERS L P
filed 2000-11-14
CIK 847415

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 2000

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000



PART I. FINANCIAL INFORMATION

       Item 1.  Financial Statements and Notes to Financial Statements

              Balance Sheets, September 30, 2000 and December 31, 1999....................1

              Statements of Operations
                    Nine Months Ended September 30, 2000 and 1999.........................2

              Statement of Partners' Equity (Deficiency)
                    Nine Months Ended September 30, 2000..................................3

              Statements of Cash Flows
                    Nine Months Ended September 30, 2000 and 1999.........................4

              Notes to Financial Statements ..............................................5

       Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ...................................13


PART II.  OTHER INFORMATION

       Item 1.  Legal Proceedings........................................................17

       Item 6.  Exhibits and Reports on Form 8-K.........................................18

       Signatures........................................................................19

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                     ASSETS

                                                                      2000            1999
                                                                   (Unaudited)      (Audited)
                                                                   -----------      ----------
INVESTMENTS IN LIMITED PARTNERSHIPS
    (Notes 1 and 2)                                                 $8,388,775      $9,050,981

CASH AND CASH EQUIVALENTS (Note 1)                                          --          63,126
                                                                    ----------      ----------
          TOTAL ASSETS                                              $8,388,775      $9,114,107
                                                                    ==========      ==========

                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accrued fees and expenses due to partners (Notes 4 and 6)      $6,605,899      $6,113,629
     Capital contributions payable (Note 3)                            266,841         266,841
     Accounts payable and accrued expenses                             214,915         147,262
                                                                    ----------      ----------
                                                                     7,087,655       6,527,732

CONTINGENCIES (Note 5)

PARTNERS' EQUITY                                                     1,301,120       2,586,375
                                                                    ----------      ----------
           TOTAL LIABILITIES AND PARTNERS' EQUITY                   $8,388,775      $9,114,107
                                                                    ==========      ==========


   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                               Nine months     Three months      Nine months     Three months
                                                 ended             ended            ended            ended
                                             Sept. 30, 2000    Sept. 30, 2000  Sept. 30, 1999   Sept. 30, 1999
                                             --------------   ---------------  --------------   --------------
INTEREST AND OTHER INCOME                     $     2,907       $     742       $     5,768       $   1,942
                                              -----------       ---------       -----------       ---------
OPERATING EXPENSES:
     Management fees - partners (Note 4)          492,270         164,090           519,714         173,238
     Legal and accounting                          86,625          17,816           106,601          44,853
     General and administrative (Note 4)           67,845          27,790            68,097          24,949
                                              -----------       ---------       -----------       ---------
             Total operating expenses             646,740         209,696           694,412         243,040
                                              -----------       ---------       -----------       ---------
LOSS FROM PARTNERSHIP OPERATIONS                 (643,833)       (208,954)         (688,644)       (241,098)

DISTRIBUTIONS FROM LIMITED
     PARTNERSHIPS  RECOGNIZED
     AS  INCOME                                    98,828              --            79,365           3,193

EQUITY IN LOSS OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ACQUISITION COSTS (Note 2)               (740,250)       (246,750)         (588,750)       (196,250)
                                              -----------       ---------       -----------       ---------
NET LOSS                                      $(1,285,255)      $(455,704)      $(1,198,029)      $(434,155)
                                              ===========       =========       ===========       =========
NET LOSS PER LIMITED
     PARTNERSHIP INTEREST (Note 1)            $       (53)      $     (19)      $       (50)      $     (18)
                                              ===========       =========       ===========       =========


   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                   (Unaudited)

                                    Special
                                    Limited      General           Limited
                                    Partners     Partners          Partners           Total
                                    --------     ---------       -----------       -----------
PARTNERSHIP INTERESTS                                                 23,899
                                                                 ===========

PARTNERS' EQUITY (DEFICIENCY),
   January 1, 2000                  $ 1,000      $(492,960)      $ 3,078,335       $ 2,586,375

   Net loss for the nine
    months ended Sept. 30, 2000          --        (12,853)       (1,272,402)       (1,285,255)
                                    -------      ---------       -----------       -----------
PARTNERS' EQUITY (DEFICIENCY),
   Sept. 30, 2000                   $ 1,000      $(505,813)      $ 1,805,933       $ 1,301,120
                                    =======      =========       ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                                               2000              1999
                                                                            -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net  loss                                                             $(1,285,255)      $(1,198,029)
      Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
            Equity in losses of limited partnerships
                and amortization of acquisition costs                           740,250           588,750
            Increase in:
                Accrued fees and expenses due to partners                       492,270           519,714
                Accounts payable and accrued expenses                            67,653            60,598
                                                                            -----------       -----------
                   Net cash provided by (used in) operating activities           14,918           (28,967)
                                                                            -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Investments in investee partnerships:
         Capital contributions to limited partnerships                         (188,313)         (167,487)
         Distributions recognized as a return of capital                        110,269           105,679
                                                                            -----------       -----------
                  Net cash used in investing activities                         (78,044)          (61,808)
                                                                            -----------       -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (63,126)          (90,775)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   63,126           220,457
                                                                            -----------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $        --       $   129,682
                                                                            ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000


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

        In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000, and the results of operations and changes in cash flows for the nine and three months then ended.

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

                               SEPTEMBER 30, 2000


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

        BASIS OF PRESENTATION

        The accompanying financial statements have been prepared in conformity with accounting principles generally in the United States of America.

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

                               SEPTEMBER 30, 2000


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

        At September 30, 2000, the Local Partnerships owned residential projects consisting of 2,788 apartment units.

        The Partnership, as a limited partner in each Local Partnership, is generally entitled to 99 percent of the operating profits and losses of the Local Partnerships. National Tax Credit, Inc. ("NTC"), an affiliate of the General Partner, serves either as a special limited partner or nonmanaging administrative general partner in which case it receives .01 percent of operating profits and losses of the Local Partnership, or as the Local Operating General Partner of the Local Partnership in which case it is entitled to .09 percent of operating profits and losses of the Local Partnership. The Partnership is also generally entitled to receive 50 percent of the net cash flow generated by the Apartment Complexes, subject to repayment of any loans made to the Local Partnerships (including loans provided by NTC or an affiliate), repayment for funding of development deficit and operating deficit guarantees by the Local Operating General Partners or their affiliates (excluding NTC and its affiliates), and certain priority payments to the Local Operating General Partners other than NTC or its affiliates.

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

                               SEPTEMBER 30, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        Distributions from the Local Partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received will be recognized as income.

        The following is a summary of the investment in Local Partnerships for the nine months ended September 30, 2000:

Balance, beginning of period                         $ 9,050,981
Capital contributions                                    188,313
Equity in losses of limited partnerships                (687,000)
Amortization of capitalized acquisition costs            (53,250)
Distributions recognized as a return of capital         (110,269)
                                                     -----------
Balance, end of period                               $ 8,388,755
                                                     ===========

The following are unaudited combined estimated statements of operations for the nine and three months ended September 30, 2000 and 1999 for the limited partnerships in which the Partnership has investments:

                            Nine months       Three months       Nine months      Three months
                               ended             ended              ended            ended
                          Sept. 30, 2000     Sept. 30, 2000     Sept. 30, 1999   Sept. 30, 1999
                          --------------     --------------     --------------   --------------
REVENUES
    Rental and other       $ 13,762,000       $  4,587,000       $13,272,000      $ 4,424,000
                           ------------       ------------       -----------      -----------
EXPENSES
    Depreciation              3,172,000          1,057,000         3,243,000        1,081,000
    Interest                  5,502,000          1,834,000         5,652,000        1,884,000
    Operating                 8,170,000          2,723,000         7,161,000        2,387,000
                           ------------       ------------       -----------      -----------
                             16,844,000          5,614,000        16,056,000        5,352,000
                           ------------       ------------       -----------      -----------
    Net income (loss)      $ (3,082,000)      $ (1,027,000)      $(2,784,000)     $  (928,000)
                           ============       ============       ===========      ===========

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

        Summit I, II and III

        The general contractor for three related Local Partnerships, Summit I, Summit II and Summit III, initiated a lawsuit in December 1992 against the Local Partnerships and the Partnership seeking damages in the amount of approximately $600,000 allegedly due pursuant to the respective general contracts plus damages for alleged misrepresentations and punitive damages. The Partnership believes that the general contractor's claims are barred and/or subject to offset and it has filed responsive pleadings. The Partnership has not accrued any liability in the accompanying financial statements. The lawsuit has been dormant since 1993. Occupancy levels at the three related Local Partnerships, Summit I, II, and III (Wallace, Bergdoll, and Chandler School located in Philadelphia) were 88%, 78% and 80%, respectively, at September 30, 2000. The Summit I and III properties have approximately $240,000 in outstanding property taxes (a portion of which could result in liens on the properties), utility bills, and other trade payables. The local general partner is currently attempting to negotiate discounted payments and/or payment plans for these items which, if unsuccessful, could result in foreclosure proceedings on all three properties. The parties are currently engaged in

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        settlement discussions regarding the default. The Partnership's carrying value of the investments in Summit I, Summit II and Summit III which approximately 3.2%, 1.4% and 4.6%, respectively, of the Partnership's original portfolio investment is zero.

        Glenark

        Pursuant to the terms of a workout agreement, dated January 11, 1995 (the "Workout") relating to the resolution of an existing default under the first mortgage loan encumbering Glenark Landing, an annual payment of approximately $42,800 for a five year term, totalling $214,000 are due from the Partnership to the Rhode Island Housing and Mortgage Corporation (the "Lender"). The Partnership stopped making these payments, and the Lender issued a notice of default with respect to the Workout on September 24, 1999. The parties are currently engaged in settlement discussions regarding this dispute. The Partnership's carrying value of the investment in Glenark is zero.

        Blue Lake

        Pursuant to the terms of a loan workout, dated March 25, 1995 (the "Workout"), NTCP is required to contribute an additional $266,841 to the local partnership (see Note 3). In exchange, the debt service on the property is payable out of net cash flow. The Partnership's investment in Blue Lake is zero.

        Rose City

        During 1997, the Oregon Housing and Community Services Department ("Department") inspected Rose City Village Limited Partnership's compliance with the low-income housing credit provisions of the Internal Revenue Code, and determined that the Partnership was not in compliance. The Department filed Form 8823, Low-Income Housing Credit Agencies

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        Report of Noncompliance, with the Internal Revenue Service. Management believes the instances of noncompliance are now corrected; however, as of the date of this report, resolution of this matter by the Department and the Internal Revenue Service is still outstanding. The effect, if any, of the noncompliance on the financial statements of the Partnership cannot be determined at this date. The Partnership's investment in Rose City is approximately $71,000 at September 30, 2000.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2000


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

            For the nine months ended September 30, 2000 and 1999 approximately $492,000 and $520,000, respectively, has been expensed. The unpaid balance at September 30, 2000 is approximately $6,606,000.

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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2000


NOTE 4 - RELATED-PARTY TRANSACTIONS (CONTINUED)

            amount equal to the aggregate adjusted investment (as defined in the partnership agreement) of the limited partners. No disposition fees have been paid.

        NTC is the Local Operating General Partner in sixteen of the Partnership's 31 Local Partnerships. In addition, NTC is either a special limited partner or an administrative general partner in each Local Partnership.

        An affiliate of the General Partner is currently managing seven properties owned by Local Partnerships. The Local Partnerships pay the affiliate property management fees in the amount of 4.5 percent of their gross rental revenues. The amounts paid were approximately $112,000 and $66,000 for the nine months ended September 30, 2000 and 1999, respectively.

NOTE 5 - CONTINGENCIES

        The General Partner and the Partnership, are involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

        Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. The carrying amount of assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2000


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

        The Partnership's cash as of September 30, 2000 was zero. The Partnership intends to generate additional cash from refinancing certain properties owned by Local Partnerships.

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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2000


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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2000


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

        Pursuant to the terms of a workout agreement, dated January 11, 1995 (the "Workout") relating to the resolution of an existing default under the first mortgage loan encumbering Glenark Landing, an annual payment of approximately $42,800 for a five year term, totalling $214,000 are due to the Rhode Island Housing and Mortgage Finance Corporation (the "Lender"). The Partnership stopped making these payments and the Lender issued a notice of default with respect to the Workout on September 24, 1999. The Partnership's investment in Glenark Landing was zero at September 30, 2000.

        Pursuant to the terms of a loan workout relating to the Blue Lake Local Partnership, dated March 25, 1995 (the "Workout"), NTCP is required to contribute an additional $266,841, $70,000 annually, to the local partnership. In exchange, the debt service on the property is payable out of net cash flow. The Partnership's investment in Blue Lake was zero at September 30, 2000. The Partnership stopped making these payments, and a dispute has arisen as to whether the local partnership is in default under the Workout. The parties are currently engaged in discussions regarding this dispute.

        During 1997, the Oregon Housing and Community Services Department ("Department") inspected Rose City Village Limited Partnership's compliance with the low-income housing credit provisions of the Internal Revenue Code, and determined that the Partnership was not in compliance. The Department filed Form 8823, Low-Income Housing Credit Agencies

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        RESULTS OF OPERATIONS (CONTINUED)

        Report of Noncompliance, with the Internal Revenue Service. Management believes the instances of noncompliance are now corrected; however, as of the date of this report, resolution of this matter by the Department and the Internal Revenue Service is still outstanding. The effect, if any, of the noncompliance on the financial statements of the Partnership cannot be determined at this date. The Partnership's investment in Rose City at September 30, 2000 was $71,000.

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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2000


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2000, the Partnership's General Partner was involved in various lawsuits. In addition, the Partnership is involved in the following lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

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

In December 1992, Tara Construction, the general contractor for Art Museum properties (Summit I, II and III), commenced an action in the Court of Common Pleas, Montgomery County, Pennsylvania Tara Construction v. NTCP et al., (Case No. 92-23505) against the three Summit Local Partnerships, the Partnership, NTC, the General Partner, PaineWebber Incorporated, and a PaineWebber affiliate, seeking damages of approximately $600,000 allegedly due the general contractor for work done in connection with the completion of construction plus damages for alleged misrepresentations and punitive damages. The Partnership believes that the general contractor's claims are barred and/or subject to offset and it has filed responsive pleadings. The Partnership has not accrued any liability in the accompanying financial statements as of March 31, 1999 and December 31, 1998. Tara Construction's lawsuit has been dormant for more than three years. Occupancy levels at the three related Local Partnerships, Summit I, II, and III (Wallace, Bergdoll, and Chandler School located in Philadelphia) were 88%, 78%, and 80%, respectively, at September 30, 2000. The local general partner is currently attempting to negotiate discounted payments and/or payment plans for outstanding

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2000


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS (CONTINUED)

payables which, if unsuccessful, could result in foreclosure proceedings on all three properties. In 1996, the aggregate carrying value of the investments in Summit I, Summit II and Summit III of approximately $2,290,000, was written off. Summit I, II and III represent 3.2%, 1.4% and 4.6%, respectively, of NTCP's original portfolio investment.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) No exhibits are required per the provision of Item 6 of regulation S-K and no reports on Form 8-K were filed during the quarter ended September 30, 2000.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2000

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


                                    NATIONAL TAX CREDIT PARTNERS, L.P.
                                    (a California limited partnership)


                                    By:  National Partnership Investments Corp.,
                                         its General Partner


                                         By:  /s/ BRUCE NELSON
                                            ------------------------------------
                                         Bruce Nelson
                                         President


                                         Date:  November 14, 2000
                                              ----------------------------------

                                         By:  /s/ BRIAN H. SHUMAN
                                            ------------------------------------
                                         Brian H. Shuman
                                         Chief Financial Officer


                                         Date:  November 14, 2000
                                              ----------------------------------