Form 10-K405
period 2000-12-31
NATIONAL TAX CREDIT PARTNERS L P
filed 2001-04-16
CIK 847415

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended DECEMBER 31, 2000

                             Commission File Number
                                     0-18541

                       NATIONAL TAX CREDIT PARTNERS, L.P.

                        A CALIFORNIA LIMITED PARTNERSHIP

                  I.R.S. Employer Identification No. 95-4205231
                                                    -----------

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

During 2000, the Apartment Complexes in which NTCP had invested were substantially rented.

The following is a schedule of the occupancy status as of December 31, 2000, of the Apartment Complexes owned by Local Partnerships in which NTCP is a limited partner.

                SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
                         IN WHICH NTCP HAS AN INVESTMENT
                                DECEMBER 31, 2000

                                                                  Percentage of
                                  No. of          Units            Total Units
Name and Location                  Units        Occupied            Occupied
-----------------                 ------        --------          -------------
Apple Tree
Brigham City, UT                     24              23                 96%

Blue Lake
Miami, FL                           106              75                 71%

ComFed Qualified
Omaha, NE                           116             109                 94%

Concept I & II
Cleveland, OH                        40              33                 83%

Countryview/Columbus
Canal Winchester, OH                152             139                 91%

Dickens
Chicago, IL                          34              31                 91%

Dynes
Cleveland, OH                        42              36                 86%

Genoa Plaza
Genoa City, WI                       48              46                 96%

Glenark
Woonsocket, RI                       67              62                 93%

Grand Meadows
Grand Blanc, MI                      64              62                 97%

Grinnell Park
Grinnell, IA                         24              24                100%

                SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
                   IN WHICH NTCP HAS AN INVESTMENT (CONTINUED)
                                DECEMBER 31, 2000

                                                                  Percentage of
                                  No. of          Units            Total Units
Name and Location                  Units        Occupied            Occupied
-----------------                 ------        --------          -------------
Hickory Green
Westland, MI                         59              55                 93%

Holden Village
West Seattle, WA                     96              92                 96%

Kimberly Court
Seward, AK                           24              19                 79%

Meadows Apartments
Ypsilanti, MI                       114              86                 75%

Mountain View - I
Sante Fe, NM                        120             116                 97%

Mountain View - II
Sante Fe, NM                        159             153                 96%

Newbury
Oak Creek, WI                       164             154                 94%

North Liberty
North Liberty, IA                    24              21                 88%

Paris Hotel
Denver, CO                           17              17                100%

Rolling Hills
Santoga, PA                         232             232                100%

Rose City
Portland, OR                        264             262                 99%

Summit I - Wallace
Philadelphia, PA                     17              16                 94%

Summit II - Bergdoll
Philadelphia, PA                      9               8                 89%

Summit III - Chandler
Philadelphia, PA                     25              20                 80%

                SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
                   IN WHICH NTCP HAS AN INVESTMENT (CONTINUED)
                                DECEMBER 31, 2000

                                                                  Percentage of
                                  No. of          Units            Total Units
Name and Location                  Units        Occupied            Occupied
-----------------                 ------        --------          -------------
Terrace Gardens
Lemon Grove, CA                     150             149                 99%

Ticino
Seattle, WA                          45              40                 89%

Torres de Plata I
Toa Alta, PR                         72              72                100%

Tyrone Elderly
Tyrone, PA                          100              99                 99%

Victorian Park
Streamwood, IL                      336             307                 91%

Vinton/Park School
Omaha, NE                            44              40                 91%
                                  -----           -----

TOTAL                             2,788           2,598                 93%
                                  =====           =====

ITEM 2. PROPERTIES:

Through its investments in Local Partnerships, NTCP holds interests in 31 Apartment Complexes. See Item 1 and Schedule for information pertaining to these Apartment Complexes.

ITEM 3. LEGAL PROCEEDINGS:

As of December 31, 2000, NTCP's General Partner was a plaintiff or defendant in several lawsuits. In addition, the Partnership is involved in the following lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership

Victorian Park Associates, which owns a 336-unit Apartment Complex located in Illinois, defaulted on its mortgage in July 1991 principally because the unaffiliated Local Operating General Partners failed to pay $800,000 of real property taxes required under their guarantees. On March 25, 1992, the Partnership commenced litigation against the Local Operating General Partners to enforce its rights. On November 13, 1992 the Partnership was advised that a Chapter 11 petition in bankruptcy was filed by the Local Operating General Partners on behalf of the Local Partnership and that the lender, Patrician Mortgage ("Patrician"), had accelerated its mortgage. On January 7, 1993, the Partnership obtained an order compelling the Local Operating General Partners to perform under their Guarantees, which order was reversed by the U.S. Court of Appeals for the Seventh Circuit. The Local Operating General Partners' Seventh Amended Plan of Reorganization (the "Plan") was approved. Pursuant to the Plan, Patrician is required to reissue and/or reduce the principal on the first mortgage bonds and the Local Operating General Partners are required to (i) pay $1,000,000 cash to implement the Plan and (ii) pay an agreed upon monthly guarantee payment. No assurances can be given that the Plan will be successfully implemented. As of December 31, 2000 and 1999, the Partnership's carrying value of the investment in the Victorian Local Partnership (which represents approximately 5.7 percent of the Partnership's total equity initially invested in Local Partnerships) was zero.

In December 1992, Tara Construction, the general contractor for Art Museum properties (Summit I, II and III), commenced an action in the Court of Common Pleas, Montgomery County, Pennsylvania entitled Tara Construction v. NTCP et al., (Case No. 92-23505) against the three Summit Local Partnerships, the Partnership, NTC, the General Partner, PaineWebber Incorporated, and a PaineWebber affiliate, seeking damages of approximately $600,000 allegedly due the general contractor for work done in connection with the completion of construction plus damages for alleged misrepresentations and punitive damages. The Partnership believes that the general contractor's claims are barred and/or subject to offset and it has filed responsive pleadings. The Partnership has not accrued any liability in the accompanying financial statements. Tara Construction's lawsuit has been dormant since 1993. Occupancy levels at the three related Local Partnerships, Summit I, II, and III (Wallace, Bergdoll, and Chandler School located in Philadelphia) were 94%, 89%, and 80%, respectively, at December 31, 2000, and the properties have been operating at a deficit. The local general partner is currently attempting to negotiate discounted payments and/or payment plans for outstanding payables which, if unsuccessful, could result in foreclosure proceedings on all three properties. The Partnership and the lender are currently engaged in settlement discussions regarding the default under the mortgages payable. In 1996, the aggregate carrying value of the investments in Summit I, Summit II and Summit III of approximately $2,290,000, was written off. Summit I, II and III represent 3.2%, 1.4% and 4.6%, respectively, of NTCP's original portfolio investment.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Not applicable.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS:

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by PaineWebber Incorporated. It is not anticipated that any active public market will develop for the purchase and sale of any Limited Partnership Interest. Limited Partnership Interests may not be transferred but can be assigned only if certain requirements in the Partnership Agreement are satisfied. At December 31, 2000, there were 3,804 registered holders of Limited Partnership Interests in NTCP. The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Partnerships and then such distributions, if any, may be limited. Distributions have not been made from the inception of the Partnership to December 31, 2000.

ITEM 6. SELECTED FINANCIAL DATA:

                                                             Year Ended December 31,
                                  --------------------------------------------------------------------------------
                                      2000             1999             1998             1997             1996
                                  ------------     ------------     ------------     ------------     ------------
Interest and other Income         $      4,133     $      7,219     $     14,100     $     51,975     $     99,016

Operating expenses                    (912,810)        (821,771)        (910,831)        (903,971)        (975,642)

Distributions from limited
   partnership recognized
   as income                           183,288          129,365          204,866           18,381           37,532

Equity in loss of limited
   partnerships and
   amortization of
   acquisition costs                  (615,785)      (2,435,384)      (2,082,528)      (2,188,630)      (2,049,514)

Write-off of Investment
   in Limited Partnerships                  --               --       (1,223,100)        (560,766)      (2,289,875)
                                  ------------     ------------     ------------     ------------     ------------

Net loss                          $ (1,341,174)    $ (3,120,571)    $ (3,997,493)    $ (3,583,011)    $ (5,178,483)
                                  ============     ============     ============     ============     ============

Net loss per limited
   partnership interest           $        (56)    $       (129)    $       (166)    $       (148)    $       (215)
                                  ============     ============     ============     ============     ============


Total assets                      $  8,593,980     $  9,114,107     $ 11,642,078     $ 14,985,893     $ 17,946,325
                                  ============     ============     ============     ============     ============

Investments in Local
   Partnerships                   $  8,515,958     $  9,050,981     $ 11,421,621     $ 14,370,207     $ 17,721,398
                                  ============     ============     ============     ============     ============

Capital contributions payable     $    266,841     $    266,841     $    266,841     $    329,030     $    392,300
                                  ============     ============     ============     ============     ============

Accrued fees and expenses
   due to partners                $  6,799,251     $  6,113,629     $  5,420,677     $  4,727,721     $  3,996,221
                                  ============     ============     ============     ============     ============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

CAPITAL RESOURCES

The Partnership received proceeds totaling $59,749,000 from the sale of Limited Partnership Interests, pursuant to a registration statement filed on Form S-11, which sale commenced in June 1989 and terminated in June 1990. This amount includes $18,907,500 from the sale of 7,563 Additional Limited Partnership Interests. The proceeds have been used to invest in Local Partnerships, which own and operate Apartment Complexes. The Partnership made capital contributions to 32 Local Partnerships (one of which was foreclosed upon by the lender in 1995) representing a total investment of approximately $44,811,000. Normally, the capital contributions to the Local Partnerships are payable in installments, with each contribution due on a specified date and/or provided that certain conditions regarding construction operation and financing of the project have been fulfilled. At December 31, 2000, $266,841 remains outstanding for one Local Partnership.

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

The Partnership's unrestricted cash reserves as of December 31, 2000 were approximately $78,022. In order to replenish NTCP's reserves, NTCP intends to generate additional cash from refinancing certain properties owned by Local Partnerships.

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

Pursuant to the terms of a workout, dated January 11, 1995 (the "Workout") agreed upon between the parties relating to the resolution of an existing default under the first mortgage loan encumbering Glenark Landing, annual payments of $42,800 for a five year term, totaling $214,000, are due to the Rhode Island Housing and Mortgage Finance Corporation (the "Lender"). The Partnership stopped making these payments, and the Lender issued a notice of default with respect to the Workout on September 24, 1999. The parties are currently engaged in settlement discussions regarding the default. The Partnership's carrying value of the investment in Glenark Landing is zero.

Pursuant to the terms of a loan workout relating to the Blue Lake Local Partnership, dated March 25, 1995 (the "Workout"), NTCP is required to contribute an additional $541,300 ($266,841 as of December 31, 2000) to the local partnership over a ten year period. In exchange, the debt service on the property is payable out of net cash flow. No payments have been made in 2000 and 1999 and a dispute has arisen as to whether the Local Partnership is in default under the Workout. The parties are currently engaged in settlement discussions regarding this dispute. The Partnership's investment in Blue Lake was zero at December 31, 2000 and 1999.

During 1997, the Oregon Housing and Community Services Department ("Department") inspected Rose City Village Limited Partnership's compliance with the low-income housing credit provisions of the Internal Revenue Code, and determined that the Partnership was not in compliance. The Department filed Form 8823, Low-Income Housing Credit Agencies Report of Noncompliance, with the Internal Revenue Service. Management believes the instances of noncompliance are now corrected; however, as of the date of this report, resolution of this matter by the Department and the Internal Revenue Service is still outstanding. The effect, if any, of the noncompliance on the financial statements of the Partnership cannot be determined at this date. The Partnership's investment in Rose City at December 31, 2000 was $360,604.

The Partnership accounts for its investments in the Local Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Partnerships. Equity in losses of Local Partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital. The cumulative amount of the unrecognized equity in losses of unconsolidated limited partnerships was approximately $27,864,000 and $24,044,000 as of December 31, 2000 and 1999, respectively.

Distributions received from Local Partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. In addition, an annual partnership management fee in an amount equal to 0.5% of invested assets is payable to the General Partner and Special Limited Partner. The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of Partnership affairs. The higher legal fees for the year ended December 31, 1998, as compared to 2000 and 1999, is due to legal fees associated with the final settlement of litigation involving certain Local Partnerships previously discussed.

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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)


                             FINANCIAL STATEMENTS,
                         FINANCIAL STATEMENT SCHEDULES
                  AND REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                               DECEMBER 31, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
National Tax Credit Partners, L.P.
(A California limited partnership)

We have audited the accompanying balance sheets of National Tax Credit Partners, L.P. (a California limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the index in item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain investee limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent 39 percent and 38 percent of total assets as of December 31, 2000 and 1998, respectively, and the equity in loss of these limited partnerships represents 22 percent, 22 percent and 21 percent of the total net loss of the Partnership for the years ended December 31, 2000, 1999 and 1998, respectively, and represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships were audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those limited partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of National Tax Credit Partners, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Los Angeles, California
March 28, 2001

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

                                     ASSETS

                                                        2000            1999
                                                     ----------      ----------
                                                                     <C
INVESTMENTS IN LIMITED PARTNERSHIPS
   Notes 1 and 2)                                    $8,515,958      $9,050,981

CASH AND CASH EQUIVALENTS (Note 1)                       78,022          63,126
                                                     ----------      ----------

      TOTAL ASSETS                                   $8,593,980      $9,114,107
                                                     ==========      ==========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
   Accrued fees and expenses due to partners
      (Note 4)                                       $6,799,251      $6,113,629
   Capital contributions payable (Note 3)               266,841         266,841
   Accounts payable and accrued expenses                282,687         147,262
                                                     ----------      ----------
                                                      7,348,779       6,527,732
                                                     ----------      ----------

CONTINGENCIES (Note 6)

PARTNERS' EQUITY                                      1,245,201       2,586,375
                                                     ----------      ----------

      TOTAL LIABILITIES AND PARTNERS' EQUITY         $8,593,980      $9,114,107
                                                     ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                        2000            1999            1998
                                    -----------     -----------     -----------
INTEREST AND OTHER INCOME           $     4,133     $     7,219     $    14,100
                                    -----------     -----------     -----------

OPERATING EXPENSES:
   Management fees - partners
      (Note 4)                          637,090         692,952         692,956
   Legal and accounting                 153,731          43,333         124,921
   General and administrative
      (Note 4)                          121,989          85,486          92,954
                                    -----------     -----------     -----------

      Total operating expenses          912,810         821,771         910,831
                                    -----------     -----------     -----------

LOSS FROM PARTNERSHIP OPERATIONS       (908,677)       (814,552)       (896,731)

WRITE OFF OF INVESTMENT IN
   LIMITED PARTNERSHIPS (Note 2)             --              --      (1,223,100)

DISTRIBUTIONS FROM LIMITED
   PARTNERSHIPS RECOGNIZED
   AS INCOME                            183,288         129,365         204,866

EQUITY IN LOSS OF LIMITED
   PARTNERSHIPS AND AMORTIZATION
   OF ACQUISITION COSTS (Note 2)       (615,785)     (2,435,384)     (2,082,528)
                                    -----------     -----------     -----------

NET LOSS                            $(1,341,174)    $(3,120,571)    $(3,997,493)
                                    ===========     ===========     ===========

NET LOSS PER LIMITED
   PARTNERSHIP INTEREST (Note 1)    $       (56)    $      (129)    $      (166)
                                    ===========     ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                               Special
                                               Limited         General            Limited
                                               Partners        Partners           Partners              Total
                                               --------       ---------         ------------         -----------
PARTNERS' EQUITY (DEFICIENCY),
   January 1, 1998                              $1,000        $(421,779)        $ 10,125,218         $ 9,704,439

   Net loss for 1998                                --          (39,975)          (3,957,518)         (3,997,493)
                                                ------        ---------         ------------         -----------

PARTNERS' EQUITY (DEFICIENCY),
   December 31, 1998                             1,000         (461,754)           6,167,700           5,706,946

   Net loss for 1999                                --          (31,206)          (3,089,365)         (3,120,571)
                                                ------        ---------         ------------         -----------

PARTNERS' EQUITY (DEFICIENCY),
   December 31, 1999                             1,000         (492,960)           3,078,335           2,586,375

   Net loss for 2000                                --          (13,412)          (1,327,762)         (1,341,174)
                                                ------        ---------         ------------         -----------

PARTNERS' EQUITY (DEFICIENCY),
   December 31, 2000                            $1,000        $(506,372)        $  1,750,573         $ 1,245,201
                                                ======        =========         ============         ===========

                    The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                     2000              1999              1998
                                                                 -----------       -----------       -----------
                                                                                                     <C
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  loss                                                     $(1,341,174)      $(3,120,571)      $(3,997,493)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Equity in losses of limited partnerships
            and amortization of acquisition costs                    615,785         2,435,384         2,082,528
         Write-off of investment in limited partnership                   --                --         1,223,100
         Decrease in restricted cash                                      --                --            75,000
         Increase (decrease) in:
            Accrued fees and expenses due to partners                685,622           692,952           692,956
            Accounts payable and accrued expenses                    135,425          (100,352)           22,911
                                                                 -----------       -----------       -----------
               Net cash provided by (used in) operating
                  activities                                          95,658           (92,587)           99,002
                                                                 -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in investee partnerships:
      Capital contributions to limited partnerships                 (169,082)         (120,420)         (455,569)
      Distributions recognized as a return of capital                 88,320            55,676            98,527
   Decrease in capital contributions payable                              --                --           (62,189)
                                                                 -----------       -----------       -----------

               Net cash used in investing activities                 (80,762)          (64,744)         (419,231)
                                                                 -----------       -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  14,896          (157,331)         (320,229)

CASH AND CASH EQUIVALENTS, beginning of year                          63,126           220,457           540,686
                                                                 -----------       -----------       -----------

CASH AND CASH EQUIVALENTS, end of year                           $    78,022       $    63,126       $   220,457
                                                                 ===========       ===========       ===========

                    The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization

      National Tax Credit Partners, L.P. (the "Partnership") was formed under the California Revised Limited Partnership Act and organized on March 7, 1989. The Partnership was formed to invest primarily in other limited partnerships which own and operate multifamily housing complexes that are eligible for low income housing tax credits or, in certain cases, for historic rehabilitation tax credits. The general partner of the Partnership (the "General Partner") is National Partnership Investments Corp., a California corporation ("NAPICO"). Casden Investment Corporation owns 100% of NAPICO's stock. The special limited partner of the Partnership (the "Special Limited Partner") is PaineWebber T.C., Inc., a Delaware corporation. The business of the Partnership is conducted primarily by NAPICO.

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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Basis of Presentation

      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

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

      Cash and Cash Equivalents

      Cash and cash equivalents consist of cash and bank certificates with an original maturity of three months or less. The Partnership has its cash and cash equivalents on deposit with high quality financial institutions.

      Impairment of Long-Lived Assets

      The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. During 1998, the Partnership recognized impairment losses of approximately $1,223,000, related to certain of the investments in local limited partnerships.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

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

      At December 31, 2000, the Local Partnerships own residential projects consisting of 2,788 apartment units.

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

      The Partnership's allocable share of losses from Local Partnerships are recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of unconsolidated limited partnerships was approximately $27,864,000 and $24,044,000 as of December 31, 2000 and 1999, respectively.

      Distributions from the Local Partnerships are accounted for as a return of capital until the investment balance is reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions received will be recognized as income.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

2.    INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

      The following is a summary of the investments in and advances to Local Partnerships and reconciliation to the Local Partnerships accounts:


                                                       2000            1999
                                                   -----------     ------------
      Investment balance, beginning of year        $ 9,050,981     $ 11,421,621
      Capital contributions to limited
         partnerships                                  169,082          120,420
      Equity in loss of limited partnerships          (544,406)      (2,075,259)
      Amortization of capitalized acquisition
         costs and fees                                (71,379)        (360,125)
      Distributions recognized as a return
         of capital                                    (88,320)         (55,676)
                                                   -----------     ------------
      Investment balance, end of year              $ 8,515,958     $  9,050,981
                                                   ===========     ============

      The difference between the investment per the accompanying balance sheets at December 31, 2000 and 1999, and the equity per the Local Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Partnerships, the Partnership's recording of capital contributions payable to the Local Partnerships in its investment balance, costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

      Victorian Park

      Victorian Park Associates, which owns a 336-unit Apartment Complex located in Illinois, defaulted on its mortgage in July 1991 principally because the unaffiliated Local Operating General Partners failed to pay $800,000 of real property taxes required under their guarantees. On March 25, 1992, the Partnership commenced litigation against the Local Operating General Partners to enforce its rights. On November 13, 1992 the Partnership was advised that a Chapter 11 petition in bankruptcy was filed by the Local Operating General Partners on behalf of the Local Partnership and that the lender, Patrician Mortgage ("Patrician"), had accelerated its mortgage. On January 7, 1993, the Partnership obtained an order compelling the Local Operating General Partners to perform under their Guarantees, which order was reversed by the U.S. Court of Appeals for the Seventh Circuit. The Local Operating General Partners' Seventh Amended Plan of Reorganization (the "Plan") was approved. Pursuant to the Plan, Patrician is required to reissue and/or reduce the principal on the first mortgage bonds and the Local Operating General Partners are required to (i) pay $1,000,000 cash to implement the Plan and (ii) pay an agreed upon monthly guarantee payment. No assurances can be given that the Plan will be successfully implemented. As of December 31, 2000 and 1999, the Partnership's carrying value of the investment in the Victorian Local Partnership (which represents approximately 5.7 percent of the Partnership's total equity initially invested in Local Partnerships) was zero.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

2.    INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

      Summit I, II and III

      The general contractor for three related Local Partnerships, Summit I, Summit II and Summit III, initiated a lawsuit in December 1992 against the Local Partnerships and the Partnership seeking damages in the amount of approximately $600,000 allegedly due pursuant to the respective general contracts plus damages for alleged misrepresentations and punitive damages. The Partnership believes that the general contractor's claims are barred and/or subject to offset and it has filed responsive pleadings. The Partnership has not accrued any liability in the accompanying financial statements. The lawsuit has been dormant since 1993. Occupancy levels at the three related Local Partnerships, Summit I, II, and III (Wallace, Bergdoll, and Chandler School located in Philadelphia) were 94%, 89%, and 80%, respectively, at December 31, 2000, and the properties have been operating at a deficit. The local general partner is currently attempting to negotiate discounted payments and/or payment plans for outstanding payables which, if unsuccessful, could result in foreclosure proceedings on all three properties. The Partnership and the Lender are currently engaged in settlement discussions regarding the default under the mortgages payable. In 1996, the aggregate carrying value of the investments in Summit I, Summit II and Summit III of approximately $2,290,000 was written off. Summits I, II and III represent 3.2%, 1.4% and 4.6%, respectively, of NTCP's original portfolio investment.

      Glenark Landing

      Pursuant to the terms of a workout, dated January 11, 1995 (the "Workout") agreed upon between the parties relating to the resolution of an existing default under the first mortgage loan encumbering Glenark Landing, annual payments of $42,800 for a five year term, totaling $214,000, are due to the Rhode Island Housing and Mortgage Finance Corporation (the "Lender"). The Partnership stopped making payments, and the lender issued a notice of default with respect to the Workout on September 24, 1999. The parties have agreed on a settlement to resolve the default and executed a settlement agreement (the "Agreement"). The Agreement provides for the forbearance of the aforementioned liability while admitting the Lender to the local partnership as the operating general partner, effective as of April 1, 2000, and as 95% limited partner, effective as of January 1, 2001. The former general partner, an affiliate of NAPICO, withdrew completely from Glenark Landing and the Partnership retained a 5% limited partnership interest until January 1, 2004, at which time, all of the Partnership's interest will be conveyed to the Lender. The Partnership's investment in Glenark Landing was zero at December 31, 2000 and 1999.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

2.    INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

      Blue Lake

      Pursuant to the terms of a loan workout, dated March 25, 1995 (the "Workout"), NTCP is required to contribute an additional $541,300 ($266,841 as of December 31, 2000) to the local partnership over a ten year period. In exchange, the debt service on the property is payable out of net cash flow. No payments have been made in 2000 and 1999 under the Workout (see Note 3). The Partnership's investment in Blue Lake at December 31, 2000 and 1997 was zero.

      Rose City

      During 1997, the Oregon Housing and Community Services Department ("Department") inspected Rose City Village Limited Partnership's compliance with the low-income housing credit provisions of the Internal Revenue Code, and determined that the Partnership was not in compliance. The Department filed Form 8823, Low-Income Housing Credit Agencies Report of Noncompliance, with the Internal Revenue Service (the "Service"). The Department subsequently filed an amended Form 8823 to the Service stating that all noncompliance at Rose City have been corrected. The Partnership's investment in Rose City at December 31, 2000 was $360,604.

      Selected financial information from the combined financial statements of the Local Partnerships at December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000 is as follows:

                                     Balance Sheets

                                                          2000            1999
                                                       ---------       ---------
                                                            (in thousands)
      Land and buildings, net                          $  91,472       $  95,159
                                                       =========       =========

      Total assets                                     $  97,518       $ 101,484
                                                       =========       =========

      Mortgages payable secured by real property       $  88,110       $  89,202
                                                       =========       =========

      Total liabilities                                $ 116,504       $ 115,429
                                                       =========       =========

      Deficiency of National Tax Credit
         Partners, L.P.                                $ (20,136)      $ (15,668)
                                                       =========       =========

      Equity of other partners                         $  1 ,150       $   1,723
                                                       =========       =========

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2000

2.     INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

                                Statements of Operations

                                                     2000         1999            1998
                                                  ---------     ---------       --------
                                                              (in thousands)
       Total revenues                             $ 18,655       $ 18,350       $ 17,699
                                                  ========       ========       ========

       Interest expense                           $  7,886       $  7,336       $  7,538
                                                  ========       ========       ========

       Depreciation                               $  4,189       $  4,230       $  4,325
                                                  ========       ========       ========

       Total expenses                             $ 22,912       $ 27,650       $ 21,408
                                                  ========       ========       ========

       Net loss                                   $ (4,257)      $ (9,300)      $ (3,710)
                                                  ========       ========       ========

       Net loss allocable to the Partnership      $ (3,993)      $ (8,830)      $ (3,374)
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

                                               2000            1999           1998
                                             --------       ---------      ----------
                                                            (in thousands)
       Total assets                           $ 42,000       $ 43,618
                                              ========        ========

       Total liabilities                      $ 48,940       $ 48,628
                                              ========       ========

       Deficiency of National Tax Credit
         Partners, L.P.                       $(10,461)      $ (8,675)
                                              ========       ========

       Equity of other partners               $  3,521       $  3,665
                                              ========       ========

       Total revenue                          $  7,728       $  7,462       $  7,328
                                              ========       ========       ========

       Net loss                               $ (1,677)      $ (1,566)      $ (2,273)
                                              ========       ========       ========

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000


3.    CAPITAL CONTRIBUTIONS PAYABLE

      Pursuant to the terms of a loan workout relating to the Blue Lake Local Partnership, capital contributions of approximately $70,000 are due annually, until paid in full, for the investment in the Blue Lake Local Partnership. The capital contributions payable are unsecured and non-interest bearing. No payments have been made in 2000 and 1999 and a dispute has arisen as to whether the local partnership is in default under the workout. The parties have agreed on the terms of a settlement agreement (the "Agreement"). The Agreement provides for the forbearance of the aforementioned liability while admitting the lender or its affiliates to the local partnership as a 95% limited partner, effective as of date of execution. As of the date of this report, the agreement has not been fully executed. It is anticipated that the Agreement will be executed by the end of the second quarter 2001, at which time the remaining capital contribution payable will be written off. The current administrative general partner, an affiliate of NAPICO, will withdraw completely from Blue Lake and the Partnership will retain a 5% limited partnership interest until 2004, at which time, all of the Partnership's interests will be conveyed to the remaining partners.

4.    RELATED-PARTY TRANSACTIONS

      Under the terms of the Restated Certificate and Agreement of the Limited Partnership, the Partnership is obligated to the General Partner and the Special Limited Partner for the following fees:

      (a) An annual Partnership management fee in an annual amount equal to 0.5 percent of invested assets (as defined in the partnership agreement) is payable to the General Partner and Special Limited Partner. Partnership management fees expensed were $637,090 and $692,956 for 2000, 1999 and 1998, respectively. At December 31, 2000 and 1999, $6,799,251 and $6,113,629, respectively, was due the General Partner and Special Limited Partner.

           As of December 31, 2000, the fees and expenses due the General Partner and Special Limited Partner exceeded the Partnership's cash. The partners, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000

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

      (c) The Partnership reimburses certain expenses to the General Partner. The reimbursement due to the General Partner was $40,900 for the year ended December 31, 2000 and $0 for the years ended December 31, 1999 and 1998, and is included in general and administrative expenses.

      NTC is the Local Operating General Partner in sixteen of the Partnership's 31 Local Partnerships. In addition, NTC is either a special limited partner or a non-managing, administrative general partner in each Local Partnership.

      An affiliate of the General Partner is responsible for the on-site property management for eight, two and two Local Partnerships (Note 2) in 2000, 1999 and 1998, respectively. The Local Partnerships paid the affiliate property management fees of $165,663, $108,654 and $59,249 in 2000, 1999 and 1998, respectively.

5.    INCOME TAXES

      No provision has been made for income taxes in the accompanying financial statements since such taxes, if any, are the liability of the individual partners. The major differences in tax and financial statement losses result from the use of different bases and depreciation methods for the properties held by the Local Partnerships. Additional differences in tax and financial losses arise when financial statement losses are not recognized after the investment balance has been reduced to zero or to a negative amount equal to further capital contributions required.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                DECEMBER 31, 2000

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

7.    FAIR VALUE OF FINANCIAL INSTRUMENTS

      Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. It is impracticable to estimate the fair value of the amounts due to partners due to their related party nature. The carrying amount of other assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

8.    FOURTH-QUARTER ADJUSTMENT

      The Partnership's policy is to record its equity in the loss of limited partnerships on a quarterly basis using estimated financial information furnished by the various local operating general partners. The equity in loss reflected in the accompanying annual financial statements is based primarily upon audited financial statements of the investee limited partnerships. The decrease, in equity in loss of approximately $125,000, between the estimated nine-month equity in loss and the actual 2000 year end equity in loss has been recorded in the fourth quarter.

                   NATIONAL TAX CREDIT PARTNERS, L.P.                   SCHEDULE
                    INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                  YEAR ENDED DECEMBER 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                       BALANCE                   CAPITALIZED                    EQUITY    AMORTIZATION     BALANCE        CAPITAL
  LIMITED             JANUARY 1,     CAPITAL     ACQUISITION      CASH          INCOME   OF CAPITALIZED  DECEMBER 31,  CONTRIBUTIONS
PARTNERSHIPS             2000     CONTRIBUTIONS     COSTS     DISTRIBUTIONS     (LOSS)     ACQ. COSTS        2000         PAYABLE
--------------------  ----------  -------------  -----------  -------------  ----------  --------------  ------------  -------------
Apple Tree            $  114,203  $              $            $              $ (19,946)  $     (1,418)   $     92,839  $
Blue Lake                     --                                                                   --              --      266,841
ComFed                        --                                                                   --              --
Concept I & II                --     28,000                                    (28,000)            --              --
Countryview Columbus          --                                                                   --              --
Dickens                       --                                                                   --              --
Dynes Village                 --    102,165                                   (102,165)            --              --
Genoa Plaza               80,026        650                          (5,896)   (42,079)          (529)         32,172
Glenark                       --     38,045                                    (38,045)            --              --
Grand Meadows            687,124                                              (102,875)        (3,812)        580,437
Grinnell Park             96,098      1,800                          (1,518)   (16,057)          (215)         80,108
Hickory Green            261,372     53,032                                   (106,036)        (5,279)        203,089
Holden Village                --     73,350                                    (73,350)                            --
Kimberly Court            48,388                                               (29,833)        (1,663)         16,892
The Meadows                   --     18,000                                    (18,000)            --              --
Mountain View I          807,178    (32,500)                                    35,956         (7,990)        802,644
Mountain View II       1,075,575    (53,449)                        (41,051)    40,129         (7,990)      1,013,214
Newbury Place          1,826,352   (101,000)                        (11,568)     8,178        (14,698)      1,707,264
North Liberty Park            --      1,800                                     (1,800)                            --
Paris Hotel                   --                                                                                   --
Rolling Hills                 --                                                                                   --
Rose City                271,115                                     (1,000)    94,430         (3,941)        360,604
Summit I                      --      2,123                                     (2,123)                            --
Summit II                     --      2,255                                     (2,255)                            --
Summit III                    --      5,805                                     (5,805)                            --
Torres de Plata I             --                                                                                   --
Terrace Gardens        1,598,339                                    (11,454)   (57,010)       (13,253)      1,516,622
Ticino                        --     26,506                                    (26,506)                            --
Tyrone Elderly         1,004,763      2,500                         (15,833)    11,614         (5,188)        997,856
Victorian Park                --                                                                                   --
Vinton Park School     1,180,448                                               (62,828)        (5,403)      1,112,217
                      ----------  ---------      -----------  -------------  ----------  --------------    ----------  -----------

                      $9,050,981  $ 169,082      $        --  $     (88,320) $(544,406)  $    (71,379)     $8,515,958  $   266,841
                      ==========  =========      ===========  =============  ==========  ==============    ==========  ===========

                      NATIONAL TAX CREDIT PARTNERS, L.P.                SCHEDULE
                    INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS        (Continued)
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                  YEAR ENDED DECEMBER 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
                       BALANCE                    CAPITALIZED                   EQUITY    AMORTIZATION     BALANCE        CAPITAL
  LIMITED             JANUARY 1,      CAPITAL     ACQUISITION      CASH         INCOME   OF CAPITALIZED  DECEMBER 31,  CONTRIBUTIONS
PARTNERSHIPS             1999      CONTRIBUTIONS     COSTS     DISTRIBUTIONS    (LOSS)     ACQ. COSTS        1999         PAYABLE
--------------------  -----------  -------------  -----------  ------------- ----------- --------------  ------------ -------------
Apple Tree            $   142,544   $             $            $    (1,900)  $   (25,023) $     (1,418)   $  114,203   $
Blue Lake                      --                                                     --            --            --      266,841
ComFed                         --                                                     --            --            --
Concept I & II                 --         15,000                                 (15,000)           --            --
Countryview Columbus    1,237,019             --                                (948,273)     (288,746)           --
Dickens                        --                                                     --            --            --
Dynes Village                  --         31,000                                 (31,000)           --            --
Genoa Plaza                98,843            480                                 (18,768)         (529)       80,026
Glenark                        --         89,000                                 (89,000)           --            --
Grand Meadows             806,657                                               (115,721)       (3,812)      687,124
Grinnell Park             105,688                                   (1,518)       (7,857)         (215)       96,098
Hickory Green             344,932                                                (78,281)       (5,279)      261,372
Holden Village                 --         45,954                                 (45,954)                         --
Kimberly Court             75,800                                                (25,749)       (1,663)       48,388
The Meadows                    --          8,153                                  (8,153)           --            --
Mountain View I           887,560                                                (72,392)       (7,990)      807,178
Mountain View II        1,223,306        (50,000)                                (89,741)       (7,990)    1,075,575
Newbury Place           2,016,514                                               (175,464)      (14,698)    1,826,352
North Liberty Park             --                                                                                 --
Paris Hotel                    --                                                                                 --
Rolling Hills                  --                                                                                 --
Rose City                 532,337                                   (1,000)     (256,281)       (3,941)      271,115
Summit I                       --         (6,389)                                  6,389                          --
Summit II                      --         (6,389)                                  6,389                          --
Summit III                     --         (6,389)                                  6,389                          --
Torres de Plata I              --                                                                                 --
Terrace Gardens         1,746,196                                  (35,000)      (99,604)      (13,253)    1,598,339
Ticino                         --                                                                                 --
Tyrone Elderly            973,913                                  (16,258)       52,296        (5,188)    1,004,763
Victorian Park                 --                                                                                 --
Vinton Park School      1,230,312                                                (44,461)       (5,403)    1,180,448
                      -----------  -------------  -----------  ------------- -----------  -------------   -----------  ----------

                      $11,421,621  $     120,420  $        --  $   (55,676)  $(2,075,259) $   (360,125)   $9,050,981   $  266,841
                      ===========  =============  ===========  ============= ===========  =============   ==========   ==========

                   NATIONAL TAX CREDIT PARTNERS, L.P.                   SCHEDULE
              INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS              (Continued)
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                  YEAR ENDED DECEMBER 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
                       BALANCE                   CAPITALIZED                   EQUITY    AMORTIZATION     BALANCE        CAPITAL
  LIMITED             JANUARY 1,      CAPITAL    ACQUISITION      CASH         INCOME   OF CAPITALIZED  DECEMBER 31,  CONTRIBUTIONS
PARTNERSHIPS             1998      CONTRIBUTIONS    COSTS     DISTRIBUTIONS    (LOSS)     ACQ. COSTS        1998         PAYABLE
--------------------  -----------  ------------- -----------  -------------  ---------- --------------  ------------  -------------
Apple Tree            $   157,169  $             $            $     (1,900) $   (11,307)  $     (1,418)  $   142,544    $
Blue Lake                      --                                                    --             --            --       266,841
ComFed                         --                                                    --             --            --
Concept I & II            131,929        75,000                                (200,611)        (6,318)           --
Countryview Columbus    1,466,729       (76,827)                               (139,876)       (13,007)    1,237,019
Dickens                        --                                                    --             --            --
Dynes Village                  --            --                                      --             --            --
Genoa Plaza               131,364                                   (5,691)     (26,302)          (529)       98,842
Glenark                        --        28,874                                 (28,874)            --            --
Grand Meadows             899,405                                               (88,936)        (3,812)      806,657
Grinnell Park             111,783                                                (5,880)          (215)      105,688
Hickory Green             394,244                                               (44,033)        (5,279)      344,932
Holden Village            809,801       104,651                                (906,855)        (7,597)           --
Kimberly Court            126,411                                               (48,948)        (1,663)       75,800
The Meadows                    --                                                                   --            --
Mountain View I           966,090                                               (70,540)        (7,990)      887,560
Mountain View II        1,308,716                                               (77,420)        (7,990)    1,223,306
Newbury Place           2,119,337                                               (88,125)       (14,698)    2,016,514
North Liberty Park         10,105                                                (9,188)          (917)           --
Paris Hotel               303,152                                              (300,318)        (2,834)           --
Rolling Hills             116,938                                  (49,445)     (58,692)        (8,800)           --
Rose City                 685,558                                   (1,000)    (148,280)        (3,941)      532,337
Summit I                       --                                                                                 --
Summit II                      --                                                                                 --
Summit III                     --                                                                                 --
Torres de Plata I          45,328                                   (6,450)     (18,479)       (20,399)           --
Terrace Gardens         1,855,253                                  (17,708)     (78,096)       (13,253)    1,746,196
Ticino                    496,516       323,871                                (815,381)        (5,006)           --
Tyrone Elderly            969,112                                  (16,333)      26,322         (5,188)      973,913
Victorian Park                 --                                                                                 --
Vinton Park School      1,265,267                                               (29,552)        (5,403)    1,230,312
                      -----------  ------------  -----------  ------------- -----------   ------------   -------------- ----------

                      $14,370,207  $    455,569  $        --  $    (98,527) $(3,169,371)  $   (136,257)  $11,421,621    $  266,841
                      ===========  ============  ===========  ============= ===========   ============   ============== ==========

                                                                        SCHEDULE

                                                                     (CONTINUED)

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                    INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
           OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS           SCHEDULE III
                          IN WHICH NTCP HAS INVESTMENTS
                                DECEMBER 31, 2000


                                                                               Buildings, Furnishings
                                                                                    and Equipment           Total
                                           Number   Outstanding                   Amount Carried      Land, Buildings
                                             of      Mortgage                       at Close of       Furnishings and   Accumulated
Partnership/Location                       Units       Loan           Land            Period             Equipment     Depreciation
-----------------------------------------------------------------------------------------------------------------------------------

Apple Tree Associates                        24    $   886,034    $    74,000      $ 1,241,148        $  1,315,148     $   351,013
  Brigham City, UT
Art Museum - Summit I (Wallace)              17      1,595,160              0                0                  --               0
  Philadelphia, PA
Art Museum - Summit II (Bergdoll)             9         50,328              0                0                  --               0
  Philadelphia, PA
Art Museum - Summit III (Chandler)           25      2,391,333              0                0                  --               0
  Philadelphia, PA
Blue Lake                                   106      4,750,000        335,000        2,821,992           3,156,992       1,992,088
  Miami, FL
ComFed Qualified Housing Limited            116      2,508,496        385,467        4,219,956           4,605,423       1,855,442
  Partnership III
  Omaha, NE

Concept I & II Limited Partnerships          40        855,863        131,600        2,440,871           2,572,471         791,051
  Cleveland, OH
Countryview Columbus Limited                152      3,646,577        320,000        7,290,177           7,610,177       1,960,249
  Canal Winchester, OH
Dickens Associates II                        34      1,245,395        105,000        2,303,395           2,408,395         663,167
  Chicago, IL
Dynes Village Associates Limited             42        755,000         65,000        1,080,420           1,145,420         202,063
  Cleveland, OH
Genoa Plaza Limited Partnership              48      1,321,742         98,024        1,701,319           1,799,343         519,343
  Genoa City, WI
Glenark Associates Limited                   67      2,816,233         45,525        4,195,223           4,240,748         578,522
  Woonsocket, RI
Grand Meadows II Limited                     64      1,878,521        112,000        3,476,179           3,588,179       1,031,154
  Grand Blanc, MI
Grinnell Park Limited                        24        597,735         48,400          804,472             852,872         245,437
  Grinnell, PA
Hickory Green Limited Partnership            59      1,350,366        215,000        2,703,386           2,918,386       1,004,236
  Westland, MI
Holden Village Limited Partnership           96      2,536,690        280,000        4,179,848           4,459,848       1,563,481
  West Seattle, WA
Kimberly Court                               24      1,471,949        233,900        1,739,677           1,973,577         537,006
  Seward, AK
The Meadows Limited Partnership             114      2,005,337        123,900        1,969,205           2,093,105         296,547
  Ypsilanti, MI
Mountain View Limited  I                    120      2,631,370        685,819        4,181,840           4,867,659       1,238,824
  Lawrence, MA
Mountain View Limited  II                   159      3,859,553        866,212        5,191,215           6,057,427       1,535,930
  Lawrence, MA
Newbury Limited Partnership                 164      3,579,061        739,882        8,018,575           8,758,457       2,293,263
  Oak Creek, WI
North Liberty Park Limited                   24        597,309         47,811          735,190             783,001         258,692

                                                                               Buildings, Furnishings
                                                                                    and Equipment           Total
                                           Number   Outstanding                   Amount Carried      Land, Buildings
                                             of      Mortgage                       at Close of       Furnishings and   Accumulated
Partnership/Location                       Units       Loan           Land            Period             Equipment     Depreciation
-----------------------------------------------------------------------------------------------------------------------------------


  North Liberty, IA
Paris Hotel Limited Partnership              17        975,483        179,160        1,675,053           1,854,213         464,858
  Denver, CO
Rolling Hills Apts. Limited                 232      4,742,380        800,000       11,690,945          12,490,945       3,546,534
  Santoga, PA
Rose City                                   264      8,593,629        463,955        9,982,234          10,446,189       3,518,657
  Portland, OR
Terrace Gardens Limited Partnership         150      4,801,630      1,522,369        8,109,938           9,632,307       3,501,053
  Lemon Grove, CA
Ticino Apts. Limited Partnership             45      1,160,671        101,066        2,129,970           2,231,036         612,364
  Seattle, WA
Torres de Plata I                            72      3,001,631        161,280        3,737,786           3,899,066       1,238,300
  Toa Alta, PR
Tyrone Elderly Limited Partnership          100      2,880,379        100,000        4,872,174           4,972,174       1,406,944
  Tyrone, PA
Victorian Park                              336     17,963,006      1,737,727       18,118,263          19,855,990       8,179,522
  Streamwood, IL
Vinton/Park School Apts. Limited             44        661,219        145,500        2,738,095           2,883,595         614,761
  Omaha, NE


                                          ----------------------------------------------------------------------------------------

TOTAL                                     2,788   $ 88,110,080    $10,123,597    $ 123,348,546        $133,472,143     $42,000,501
                                          ========================================================================================

                                                                    SCHEDULE III
                                                                    (CONTINUED)

              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                           HELD BY LOCAL PARTNERSHIPS
                          IN WHICH NTCP HAS INVESTMENTS
                                DECEMBER 31, 2000

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

           3.     Investments in property and equipment:

                                                    Buildings,
                                                 Furnishings and
                                    Land            Equipment            Total
                                 -----------     ---------------     ------------
Balance, January 1, 1998          $10,123,597      $124,609,851       $134,733,448

Net addition during the year               --         1,716,284          1,716,284
                                  -----------      ------------       ------------

Balance, December 31, 1998         10,123,597       126,326,135        136,449,732

Net addition during the year               --        (3,287,125)        (3,287,125)
                                  -----------      ------------       ------------

Balance, December 31, 1999         10,123,597       123,039,010        133,162,607

Net addition during the year               --           309,536            309,536
                                  -----------      ------------       ------------

Balance, December 31, 2000        $10,123,597      $123,348,546       $133,472,143
                                  ===========      ============       ============

                                                                    SCHEDULE III
                                                                     (CONTINUED)

                       NATIONAL TAX CREDIT PARTNERS, L.P.
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                           HELD BY LOCAL PARTNERSHIPS
                          IN WHICH NTCP HAS INVESTMENTS
                                DECEMBER 31, 2000


                                     Buildings,
                                  Furnishings and
Accumulated Depreciation:            Equipment
-------------------------         ---------------
Balance, January 1, 1998           $31,739,504

Net additions during the year        5,211,767
                                   -----------

Balance, December 31, 1998          36,951,271

Net additions during the year        1,052,807
                                   -----------

Balance, December 31, 1999          38,004,078

Net additions during the year        3,996,423
                                   -----------

Balance, December 31, 2000         $42,000,501
                                   ===========

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

NATIONAL TAX CREDIT PARTNERS, L.P. (the "Partnership") has no directors or executive officers of its own.

Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P., (the "Operating Partnership") a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. The following biographical information is presented for the directors and executive officers of NAPICO with principal responsibility for the Partnership's affairs.

CHARLES H. BOXENBAUM, 71, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

Mr. Boxenbaum has been associated with NAPICO since its inception. He has been active in the real estate industry since 1960, and prior to joining NAPICO was a real estate broker with the Beverly Hills firm of Carl Rhodes Company. Mr. Boxenbaum has been a member of the Board of Directors of Casden Properties Inc. since 1998.

Mr. Boxenbaum has been a guest lecturer at national and state realty conventions, certified properties exchanger's seminars, Los Angeles Town Hall, National Association of Home Builders, International Council of Shopping Centers, Society of Conventional Appraisers, California Real Estate Association, National Institute of Real Estate Brokers, Appraisal Institute, various mortgage banking seminars, and the North American Property Forum held in London, England. He is one of the founders and a past director of the First Los Angeles Bank, organized in November 1974. Since March 1995, Mr. Boxenbaum has served on the Board of Directors of the National Housing Council. Mr. Boxenbaum received his Bachelor of Arts degree from the University of Chicago.

BRUCE E. NELSON, 49, President, Chief Operating Officer and a director of
NAPICO.

Mr. Nelson joined NAPICO in 1980 and became President in February 1989. He is responsible for the operations of all NAPICO sponsored limited partnerships. Prior to that he was primarily responsible for the securities aspects of the publicly offered real estate investment programs. Mr. Nelson is also involved in the identification, analysis, and negotiation of real estate investments. Mr. Nelson is a member of the Board of Directors of Casden Properties Inc. and is a Director of the Affordable Housing Tax Credit Coalition.

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

ALAN I. CASDEN, 55, Chairman of the Board of Directors and Chief Executive Officer of Casden Properties Inc., a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

Mr. Casden has been involved in approximately $3 billion of real estate financings and sales and has been responsible for the development and construction of more than 12,000 apartment units and 5,000 single-family homes and condominiums.

Mr. Casden is a member of the American Institute of Certified Public Accountants and of the California Society of Certified Public Accountants. Mr. Casden is a member of the advisory board of the National Multi-Family Housing Conference, the Multi-Family Housing Council, the President's Council of the California Building Industry Association and the Urban Land Institute. He also serves on the Board of Trustees of the University of Southern California. He holds a Bachelor of Science degree and a Masters in Business Administration degree from the University of Southern California.

BRIAN H. SHUMAN, 38, Vice President and Chief Financial Officer.

Mr. Shuman joined NAPICO in 2000, and is responsible for the financial affairs of NAPICO, as well as the limited partnerships sponsored by it. From 1996 until joining NAPICO in August 2000, Mr. Shuman was Vice President - Finance for Preferred Health Management Inc., the largest provider of worker compensation diagnostic imaging services in California formed in 1996, and was responsible for establishing and managing the accounting, billing, collection , treasury and financial reporting departments. From 1994 to 1996, he was the Controller for DVI Business Credit Corporation, which provides asset based lending to a wide range of health concerns. From 1985 to 1994, Mr. Shuman served in senior management positions, as a director or manager of finance, a portfolio tax analyst, and a senior accountant/tax consultant. He holds a Bachelor of Arts degree in economics and accounting from the University of Maryland. Mr. Shuman is a Certified Public Accountant and is a member of American Institute of Certified Public Accountants and the California Society of Public Accountants.

PATRICIA W. TOY, 71, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

JEFFREY H. SUSSMAN, 34, Senior Vice President, General Counsel and Secretary.

Mr. Sussman joined NAPICO in 1998, and is responsible for the legal affairs of NAPICO and its affiliates. He is also the President of NPEI and a member of the preliminary investment committee. Prior to joining NAPICO in April 1998, Mr. Sussman was an associate with the law firm of Rus, Miliband, Williams & Smith in Irvine, California. His practice emphasized real estate finance and insolvency law and included the representation of borrowers, lenders, and court-appointed trustees in matters involving apartment complexes, retail centers and hotels. Mr. Sussman received a Bachelor of Arts degree from the University of California, Berkeley and Juris Doctor and Master in Business Administration degrees from the University of Southern California. He is a member of the State Bar of California, and holds Series 22, 39 and 63 licenses issued by the National Association of Securities Dealers, Inc.

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

ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS:

National Tax Credit Partners, L.P. has no officers, employees, or directors. However, under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to the General Partner and Special Limited Partner for the following fees:

(a) An annual partnership management fee in an amount equal to 0.5 percent of invested assets (as defined) is payable to the General Partner and Special Limited Partner. The management fee was $637,090, $692,956 and $692,956 for the years ended December 31, 2000, 1999 and 1999, respectively.

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

(c) The Partnership reimburses certain expenses to the General Partner. The reimbursement due to the General Partner was $40,900 for the year ended December 31, 2000 and $0 for the years ended December 31, 1999 and 1998.

(d) An affiliate of the General Partner is responsible for the on-site property management for eight, two and two Local Partnerships in 2000, 1999 and 1998, respectively. The Local Partnerships paid the affiliate property management fees of $165,663, $108,654 and $59,249 in 2000, 1999 and 1998, respectively.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS.

FINANCIAL STATEMENTS

Report of Independent Public Accountants.

Balance Sheets as of December 31, 2000 and 1999.

Statements of Operations for the years ended December 31, 2000, 1999 and 1998.

Statements of Partners' Equity (Deficiency) for the years ended December 31, 2000, 1999 and 1998.

Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

Notes to Financial Statements.

FINANCIAL STATEMENT SCHEDULES APPLICABLE TO NATIONAL TAX CREDIT PARTNERS, L.P. AND THE LIMITED PARTNERSHIPS IN WHICH NATIONAL TAX CREDIT PARTNERS, L.P. HAS INVESTMENTS

Schedule - Investments in Local Limited Partnerships, December 31, 2000, 1999 and 1998.

Schedule III - Real Estate and Accumulated Depreciation, December 31, 2000.

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

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the year ended December 31, 2000.

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

NATIONAL TAX CREDIT PARTNERS, L.P.

By:            NATIONAL PARTNERSHIP INVESTMENTS CORP.
               General Partner


/s/ CHARLES H. BOXENBAUM
-------------------------------------
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer


/s/ BRUCE E. NELSON
-------------------------------------
Bruce E. Nelson
Director and President


/s/ ALAN I. CASDEN
-------------------------------------
Alan I. Casden
Director


/s/ BRIAN H. SHUMAN
-------------------------------------
Brian H. Shuman
Chief Financial Officer