Form 10-Q
period 2001-03-31
NATIONAL TAX CREDIT PARTNERS L P
filed 2001-05-15
CIK 847415

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Quarterly Period Ended MARCH 31, 2001

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

                      FOR THE QUARTER ENDED MARCH 31, 2001


PART I.  FINANCIAL INFORMATION

      Item 1. Financial Statements and Notes to Financial Statements

            Balance Sheets, March 31, 2001 and December 31, 2000........................1

            Statements of Operations
                  Three Months Ended March 31, 2001 and 2000............................2

            Statement of Partners' Equity (Deficiency)
                  Three Months Ended March 31, 2001.....................................3

            Statements of Cash Flows
                  Three Months Ended March 31, 2001 and 2000............................4

            Notes to Financial Statements ..............................................5

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations .....................................12


PART II.  OTHER INFORMATION

      Item 1. Legal Proceedings........................................................15

      Item 6. Exhibits and Reports on Form 8-K.........................................16

      Signatures . . . . . . . . . . . . . . ..........................................17

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                                 BALANCE SHEETS

                   AS OF MARCH 31, 2001 AND DECEMBER 31, 2000

                                     ASSETS


                                                                       2001           2000
                                                                    (Unaudited)     (Audited)
                                                                    ----------      ----------
INVESTMENTS IN LIMITED PARTNERSHIPS
    (Notes 1 and 2)                                                 $8,479,930      $8,515,958

CASH AND CASH EQUIVALENTS (Note 1)                                     114,473          78,022

DUE FROM AFFILIATE                                                       3,000              --
                                                                    ----------      ----------

          TOTAL ASSETS                                              $8,597,403      $8,593,980
                                                                    ==========      ==========


                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accrued fees and expenses due to partners (Notes 5 and 7)      $7,134,651      $6,799,251
     Capital contributions payable (Note 4)                            266,841         266,841
     Accounts payable and accrued expenses                             273,573         282,687
                                                                    ----------      ----------
                                                                     7,675,065       7,348,779
                                                                    ----------      ----------


CONTINGENCIES (Note 6)


PARTNERS' EQUITY                                                       922,338       1,245,201
                                                                    ----------      ----------

           TOTAL LIABILITIES AND PARTNERS' EQUITY                   $8,597,403      $8,593,980
                                                                    ==========      ==========


   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)


                                                        2001             2000
                                                    -----------       ---------
INTEREST AND OTHER INCOME                            $   1,026        $   1,395
                                                     ---------        ---------

OPERATING EXPENSES:
     Management fees - partners (Note 5)               159,273          164,090
     Legal and accounting                               25,084           45,794
     General and administrative (Note 5)                32,982           17,435
                                                     ---------        ---------

         Total operating expenses                      217,339          227,319
                                                     ---------        ---------

LOSS FROM PARTNERSHIP OPERATIONS                      (216,313)        (225,924)

DISTRIBUTIONS FROM LIMITED
     PARTNERSHIPS  RECOGNIZED
     AS  INCOME                                          6,450           40,823

EQUITY IN LOSS OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ACQUISITION COSTS (Note 2)                    (113,000)        (246,500)
                                                     ---------        ---------

NET LOSS                                             $(322,863)       $(431,601)
                                                     =========        =========

NET LOSS PER LIMITED
     PARTNERSHIP INTEREST (Note 1)                   $     (13)       $     (18)
                                                     =========        =========


   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)


                                          Special
                                          Limited        General          Limited
                                         Partners       Partners          Partners           Total
                                          -------      ----------       -----------       -----------
PARTNERSHIP INTERESTS                                                        23,899
                                                                        ===========

PARTNERS' EQUITY (DEFICIENCY),
       January 1, 2001                    $ 1,000      $ (506,372)      $ 1,750,573       $ 1,245,201

       Net loss for the three months
       ended March 31, 2001                    --          (3,229)         (319,634)         (322,863)
                                          -------      ----------       -----------       -----------

PARTNERS' EQUITY (DEFICIENCY),
       March 31, 2001                     $ 1,000      $ (509,601)      $ 1,430,939       $   922,338
                                          =======      ==========       ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)


                                                                             2001            2000
                                                                          ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net  loss                                                            $(322,863)      $(431,601)
     Adjustments to reconcile net loss to net cash
        provided by operating activities:
           Equity in losses of limited partnerships
               and amortization of acquisition costs                        113,000         246,500
            Increase (decrease) in:
               Due from affiliates                                           (3,000)             --
               Accrued fees and expenses due to partners                    335,400         164,090
               Accounts payable and accrued expenses                         (9,114)         29,924
                                                                          ---------       ---------

                  Net cash provided by operating activities                 113,423           8,913
                                                                          ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in investee partnerships:
        Capital contributions to limited partnerships                      (105,368)        (42,158)
        Distributions recognized as a return of capital                      28,396          48,464
                                                                          ---------       ---------

                 Net cash (used in) provided by investing activities        (76,972)          6,306
                                                                          ---------       ---------

NET INCREASE IN CASH AND
     CASH EQUIVALENTS                                                        36,451          15,219

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               78,022          63,126
                                                                          ---------       ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $ 114,473       $  78,345
                                                                          =========       =========


   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      GENERAL

      The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements. Accordingly, the financial statements included herein should be reviewed in conjunction with the audited financial statements and related notes thereto contained in the National Tax Credit Partners, L.P. (the "Partnership") annual report for the year ended December 31, 2000. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

      In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001, and the results of operations and changes in cash flows for the three months then ended.

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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                                 MARCH 31, 2001


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

      At March 31, 2001, the Local Partnership's own residential projects consisted of 2,788 apartment units.

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

      The following is a summary of the investment in Local Partnerships for the three months ended March 31, 2001:

      Balance, beginning of period                            $ 8,515,958
      Capital contributions                                       105,368
      Equity in losses of limited partnerships                    (95,000)
      Amortization of capitalized acquisition costs               (18,000)
      Distributions recognized as a return of capital             (28,396)
                                                              -----------

      Balance, end of period                                  $ 8,479,930
                                                              ===========

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2001


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

      Summit I, II and III

      The general contractor for three related Local Partnerships, Summit I, Summit II and Summit III, initiated a lawsuit in December 1992 against the Local Partnerships and the Partnership seeking damages in the amount of approximately $600,000 allegedly due pursuant to the respective general contracts plus damages for alleged misrepresentations and punitive damages. The Partnership believes that the general contractor's claims are barred and/or subject to offset and it has filed responsive pleadings. The Partnership has not accrued any liability in the accompanying financial statements. The lawsuit has been dormant for more than three years. Occupancy levels at the three related Local Partnerships, Summit I, II, and III (Wallace, Bergdoll, and Chandler School located in Philadelphia) were 94%, 89% and 80%, respectively, at December 31, 2001, and the properties have been operating at a deficit. The local general partner is currently attempting to negotiate discounted payments and/or payment plans for outstanding payables which, if unsuccessful, could result in foreclosure proceedings on all three properties. The Partnership and the lender are currently engaged in settlement discussions regarding the default under the mortgages payable. In 1996, the aggregate carrying value of the investments in Summit I, Summit II and Summit III of approximately $2,290,000 was written off. Summit I, II and III represent 3.2%, 1.4% and 4.6%, respectively, of the Partnership's original portfolio investment.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2001


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

      Glenark Landing

      Pursuant to the terms of a workout, dated January 11, 1995 (the "Workout") agreed upon between the parties relating to the resolution of an existing default under the first mortgage loan encumbering Glenark Landing, annual payments of $42,800 for a five year term, totaling $214,000, are due to the Rhode Island Housing and Mortgage Finance Corporation (the "Lender"). The Partnership stopped making payments, and the lender issued a notice of default with respect to the Workout on September 24, 1999. The parties have agreed on a settlement to resolve the default and executed a settlement agreement (the "Agreement"). The Agreement provides for the forbearance of the aforementioned liability while admitting the Lender to the local partnership as the operating general partner, effective as of April 1, 2000, and as 95% limited partner, effective as of January 1, 2001. The former general partner, an affiliate of NAPICO, withdrew completely from Glenark Landing and the Partnership retained a 5% limited partnership interest until January 1, 2004, at which time, all of the Partnership's interest will be conveyed to the Lender. The Partnership's investment in Glenark Landing was zero at March 31, 2001.

      Blue Lake

      Pursuant to the terms of a loan workout, dated March 25, 1995 (the "Workout"), NTCP is required to contribute an additional $541,300 ($266,841 as of March 31, 2001) to the local partnership over a ten year period. In exchange, the debt service on the property is payable out of net cash flow. No payments have been made in 2001 and 2000 under the Workout (see Note 3). The Partnership's investment in Blue Lake at March 31, 2001 was zero.

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

                                 MARCH 31, 2001


NOTE 4 - RELATED-PARTY TRANSACTIONS

      Under the terms of the Amended and Restated Agreement of the Limited Partnership, the Partnership is obligated to pay the General Partner and the Special Limited Partner the following fees:

      (a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner and Special Limited Partner. For the three months ended March 31, 2001 and 2000 approximately $159,000 and $164,000, respectively, has been expensed. The unpaid balance at March 31, 2001 is approximately $7,135,000.

            As of March 31, 2001, the fees and expenses due the General Partner and Special Limited Partner exceeded the Partnership's cash. The partners, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

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

      An affiliate of the General Partner is currently managing five properties owned by Local Partnerships. The Local Partnerships pay the affiliate property management fees in the amount of 4.5 percent to 7 percent of their gross rental revenues. The amounts paid were approximately $41,000 and $34,000 for the three months ended March 31, 2001 and 2000, respectively.

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

                                 MARCH 31, 2001


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

                                 MARCH 31, 2001


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

     The Partnership's cash reserves as of March 31, 2001 were approximately $114,000. In order to replenish NTCP's reserves, NTCP intends to generate additional cash from refinancing certain properties owned by Local Partnerships.

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

                                 MARCH 31, 2001


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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 2001


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     RESULTS OF OPERATIONS (CONTINUED)

     Pursuant to the terms of a workout, dated January 11, 1995 (the "Workout") agreed upon between the parties relating to the resolution of an existing default under the first mortgage loan encumbering Glenark Landing, annual payments of $42,800 for a five year term, totaling $214,000, are due to the Rhode Island Housing and Mortgage Finance Corporation (the "Lender"). The Partnership stopped making payments, and the lender issued a notice of default with respect to the Workout on September 24, 1999. The parties have agreed on a settlement to resolve the default and executed a settlement agreement (the "Agreement"). The Agreement provides for the forbearance of the aforementioned liability while admitting the Lender to the local partnership as the operating general partner, effective as of April 1, 2000, and as 95% limited partner, effective as of January 1, 2001. The former general partner, an affiliate of NAPICO, withdrew completely from Glenark Landing and the Partnership retained a 5% limited partnership interest until January 1, 2004, at which time, all of the Partnership's interest will be conveyed to the Lender. The Partnership's investment in Glenark Landing was zero at March 31, 2001.

     Pursuant to the terms of a loan workout relating to the Blue Lake Local Partnership, dated March 25, 1995 (the "Workout"), NTCP is required to contribute an additional $541,300 to the local partnership over a ten year period. In exchange, the debt service on the property is payable out of net cash flow. The Partnership's investment in Blue Lake was zero at March 31, 2001. A dispute has arisen as to whether the local partnership is in default under the Workout. The parties have agreed on the terms of a settlement agreement (the "Agreement"). The Agreement provides for the forbearance of the aforementioned liability while admitting the lender or its affiliates to the local partnership as a 95% limited partner, effective as of date of execution. As of the date of this report, the agreement has not been fully executed. It is anticipated that the Agreement will be executed by the end of the second quarter 2001, at which time the remaining capital contribution payable will be written off. The current administrative general partner, an affiliate of NAPICO, will withdraw completely from Blue Lake and the Partnership will retain a 5% limited partnership interest until 2004, at which time, all of the Partnership's interests will be conveyed to the remaining partners.

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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 2001


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 2001, the Partnership's General Partner was involved in various lawsuits. In addition, the Partnership is involved in the following lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

Victorian Park Associates, which owns a 336-unit Apartment Complex located in Illinois, defaulted on its mortgage in July 1991 principally because the unaffiliated Local Operating General Partners failed to pay $800,000 of real property taxes required under their guarantees. On March 25, 1992, the Partnership commenced litigation against the Local Operating General Partners to enforce its rights. On November 13, 1992 the Partnership was advised that a Chapter 11 petition in bankruptcy was filed by the Local Operating General Partners on behalf of the Local Partnership and that the lender, Patrician Mortgage ("Patrician"), had accelerated its mortgage. On January 7, 1993, the Partnership obtained an order compelling the Local Operating General Partners to perform under their Guarantees, which order was reversed by the U.S. Court of Appeals for the Seventh Circuit. The Local Operating General Partners' Seventh Amended Plan of Reorganization (the "Plan") was approved. Pursuant to the Plan, Patrician is required to reissue and/or reduce the principal on the first mortgage bonds and the Local Operating General Partners are required to (i) pay $1,000,000 cash to implement the Plan and (ii) pay an agreed upon monthly guarantee payment. No assurances can be given that the Plan will be successfully implemented. As of March 31, 2001, the Partnership's carrying value of the investment in the Victorian Local Partnership (which represents approximately
5.7 percent of the Partnership's total equity initially invested in Local Partnerships) was zero.

In December 1992, Tara Construction, the general contractor for Art Museum properties (Summit I, II and III), commenced an action in the Court of Common Pleas, Montgomery County, Pennsylvania Tara Construction v. NTCP et al., (Case No. 92-23505) against the three Summit Local Partnerships, the Partnership, NTC, the General Partner, PaineWebber Incorporated, and a PaineWebber affiliate, seeking damages of approximately $600,000 allegedly due the general contractor for work done in connection with the completion of construction plus damages for alleged misrepresentations and punitive damages. The Partnership believes that the general contractor's claims are barred and/or subject to offset and it has filed responsive pleadings. The Partnership has not accrued any liability in the accompanying financial statements as of March 31, 2001. Tara Construction's lawsuit has been dormant since 1993. Occupancy levels at the three related Local Partnerships, Summit I, II, and III (Wallace, Bergdoll, and Chandler School located in Philadelphia) were 94%, 89%, and 80%, respectively, at March 31, 2001, and the properties have been operating at a deficit. The local general partner is currently attempting to negotiate discounted payments and/or payment plans for outstanding payables which, if unsuccessful, could result in foreclosure proceedings on all three properties. The Partnership and the lender are currently engaged in settlement discussions regarding the default under the mortgages payable. In 1996, the aggregate carrying value of the investments in Summit I, Summit II and Summit III of approximately $2,290,000, was written off. Summit I, II and III represent 3.2%, 1.4% and 4.6%, respectively, of NTCP's original portfolio investment.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 2001


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) No exhibits are required per the provision of Item 6 of regulation S-K and no reports on Form 8-K were filed during the quarter ended March 31, 2001.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 2001


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


                                      NATIONAL TAX CREDIT PARTNERS, L.P.
                                      (a California limited partnership)


                                      By: National Partnership Investments Corp.
                                          General Partner


                                          /s/ BRUCE E. NELSON
                                          -------------------------------------
                                          Bruce E. Nelson
                                          President


                                      Date: 5/15/2001
                                            ----------------

                                           /s/ BRIAN H. SHUMAN
                                           ------------------------------------
                                           Brian H. Shuman
                                           Chief Financial Officer


                                      Date: 5/15/2001
                                            ---------------