Form 10-Q
period 2001-06-30
NATIONAL TAX CREDIT PARTNERS L P
filed 2001-08-14
CIK 847415

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Quarterly Period Ended JUNE 30, 2001

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

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2001




PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements and Notes to Financial Statements

            Balance Sheets, June 30, 2001 and December 31, 2000............    1

            Statements of Operations
                 Six Months Ended June 30, 2001 and 2000...................    2

            Statement of Partners' Equity (Deficiency)
                 Six Months Ended June 30, 2001............................    3

            Statements of Cash Flows
                 Six Months Ended June 30, 2001 and 2000...................    4

            Notes to Financial Statements .................................    5

      Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations ......................    12


PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings..........................................    16

      Item 6.  Exhibits and Reports on Form 8-K...........................    17

      Signatures . . . . . . . . . . . . . . .............................    18


                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                       JUNE 30, 2001 AND DECEMBER 31, 2000

                                     ASSETS

                                                                              2001
                                                                           (Unaudited)        2000
                                                                           ----------      ----------
INVESTMENTS IN LIMITED PARTNERSHIPS
    (Notes 2)                                                              $8,175,091      $8,515,958
CASH AND CASH EQUIVALENTS (Note 1)                                            441,791          78,022
                                                                           ----------      ----------

          TOTAL ASSETS                                                     $8,616,882      $8,593,980
                                                                           ==========      ==========


                               LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accrued fees and expenses due to General Partner (Notes 4 and 6)      $5,905,081      $6,799,251
     Capital contributions payable (Note 3)                                   266,841         266,841
     Accounts payable and accrued expenses                                    164,321         282,687
                                                                           ----------      ----------
                                                                            6,336,243       7,348,779


CONTINGENCIES (Note 5)


PARTNERS' EQUITY                                                            2,280,639       1,245,201
                                                                           ----------      ----------

           TOTAL LIABILITIES AND PARTNERS' EQUITY                          $8,616,882      $8,593,980
                                                                           ==========      ==========





   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                         Six months       Three months        Six months      Three months
                                                            ended             ended             ended             ended
                                                        June 30, 2001     June 30, 2001     June 30, 2000     June 30, 2000
                                                         -----------       -----------       -----------       -----------
     INTEREST AND OTHER INCOME                           $     1,245       $       219       $     2,165       $       770
                                                         -----------       -----------       -----------       -----------

     OPERATING EXPENSES:
          Management fees - partners (Note 4)                318,546           159,273           328,180           164,090
          Legal and accounting                               (59,977)          (85,061)           68,810            23,016
          General and administrative (Note 4)                 70,415            37,433            40,055            22,622
                                                         -----------       -----------       -----------       -----------

              Total operating expenses                       328,984           111,645           437,045           209,728
                                                         -----------       -----------       -----------       -----------

     LOSS FROM PARTNERSHIP OPERATIONS                       (327,739)         (111,426)         (434,880)         (208,958)

     GAIN ON SALE OF PARTNERSHIP INTERESTS (Note 2)        1,928,471         1,928,471

     DISTRIBUTIONS FROM LIMITED
          PARTNERSHIPS  RECOGNIZED
          AS  INCOME (Note 2)                                 64,450            58,000            98,828            58,004

     EQUITY IN LOSS OF LIMITED
          PARTNERSHIPS AND AMORTIZATION
          OF ACQUISITION COSTS (Note 2)                     (629,744)         (516,748)         (493,500)         (247,000)
                                                         -----------       -----------       -----------       -----------

     NET INCOME (LOSS)                                   $ 1,035,438       $ 1,358,297       $  (829,552)      $  (397,954)
                                                         ===========       ===========       ===========       ===========

     NET LOSS PER LIMITED
          PARTNERSHIP INTEREST (Note 1)                  $        43       $        56       $       (34)              (16)
                                                         ===========       ===========       ===========       ===========







   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)


                                                  Special
                                                  Limited         General          Limited
                                                  Partners        Partners         Partners         Total
                                                 ----------      ----------       ----------      ----------
PARTNERSHIP INTERESTS                                                                 23,899
                                                                                  ==========


PARTNERS' EQUITY (DEFICIENCY),
        January 1, 2001                          $    1,000      $ (506,372)      $1,750,573      $1,245,201

        Net income for the six months ended
            June 30, 2001                                 -          10,354        1,025,084       1,035,438
                                                 ----------      ----------       ----------      ----------

PARTNERS' EQUITY (DEFICIENCY),
        June 30, 2001                            $    1,000      $ (496,018)      $2,775,657      $2,280,639
                                                 ==========      ==========       ==========      ==========
















   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT PARTNERS, L.P.
                        (A CALIFORNIA LIMITED PARTNERSHIP)

                             STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                                                 2001               2000
                                                                              -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                       $ 1,035,438       $  (829,552)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
            Sale of partnership interests                                      (1,928,471)
            Equity in losses of limited partnerships
                and amortization of acquisition costs                             629,744           493,500
           (Decrease) increase in accrued fees and expenses
               due to partners                                                   (894,170)          328,181
            Increase (decrease) in accounts payable and accrued expenses         (118,366)           33,681
                                                                              -----------       -----------

                   Net cash provided by operating activities                   (1,275,825)           25,810
                                                                              -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Investments in investee partnerships:
         Sale proceeds                                                          1,928,471          (127,850)
         Advances to partnerships                                                (403,951)
         Distributions recognized as a return of capital                          115,074            64,300
                                                                              -----------       -----------

                  Net cash used in investing activities                         1,639,594           (63,550)
                                                                              -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              363,769           (37,740)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     78,022            63,126
                                                                              -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $   441,791       $    25,386
                                                                              ===========       ===========





   The accompanying notes are an integral part of these financial statements.

                        NATIONAL TAX CREDIT PARTNERS, L.P.
                        (A CALIFORNIA LIMITED PARTNERSHIP)

                           NOTES TO FINANCIAL STATEMENTS

                                   JUNE 30, 2001


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

     In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001, and the results of operations and changes in cash flows for the six and three months then ended.

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

                                  JUNE 30, 2001


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

     NET INCOME (LOSS) PER LIMITED PARTNERSHIP INTEREST

     Net income (loss) per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding during the year. The number of limited partnership interests outstanding was 23,899 for the periods presented.

     CASH AND CASH EQUIVALENTS

     The Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. . The Partnership has its cash and cash equivalents on deposit with high credit quality financial institutions. Such cash and cash equivalents are in excess of the FDIC insurance limit.

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

                                   JUNE 30, 2001


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

     The Partnership currently holds limited partnership interests in 29 local limited partnerships ("Local Partnerships"), located in 13 different states, after selling its interests in two Local Partnerships in June 2001. As a limited partner of the Local Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the "Apartment Complexes"). The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

     At June 30, 2001, the Local Partnership's own residential projects consisted of 2,788 apartment units.

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

     The Partnership's allocable share of losses from Local Partnerships are recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. . The cumulative amount of unrecognized equity in losses of Local Partnerships is approximately $29,400,000 and $27,864,000 as of June 30, 2001 and December 31, 2000,
     respectively.

     Distributions from the Local Partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

     In June 2001, the Partnership sold its interests in the Holden and Ticino Local Partnerships and realized a gain of $1,928,471. The gain is equal to the net proceeds received because the Partnership had no investment balance related to these Local Partnerships.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2001


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

     The following is a summary of the investment in Local Partnerships for the six months ended June 30, 2001:

     Balance, beginning of period                                $8,515,958
     Advances to Partnerships                                       403,951
     Equity in losses of limited partnerships                      (594,055)
     Amortization of acquisition costs                              (35,689)
     Distributions recognized as a return of capital               (115,074)
                                                                -----------

     Balance, end of period                                      $8,175,091
                                                                 ==========

     The following are unaudited combined estimated statements of operations for the six and three months ended June 30, 2001 and 2000 for the limited partnerships in which the Partnership has investments:

                         Six months        Three months        Six months        Three months
                            ended             ended              ended               ended
                        June 30, 2001      June 30, 2001      June 30, 2000      June 30, 2000
                        -------------      -------------      -------------      -------------
REVENUES
  Rental and other      $  9,328,000       $  4,664,000       $  9,175,000       $  4,588,000
                        ------------       ------------       ------------       ------------

EXPENSES
  Depreciation             2,094,000          1,047,000          2,115,000          1,058,000
  Interest                 3,943,000          1,972,000          3,668,000          1,834,000
  Operating                5,419,000          2,709,000          8,042,000          4,021,000
                        ------------       ------------       ------------       ------------

  Total expenses          11,456,000          5,728,000         13,825,000          6,913,000
                        ------------       ------------       ------------       ------------

    Net loss            $ (2,128,000)      $ (1,064,000)      $ (4,650,000)      $ (2,325,000)
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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2001


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

     Summit I, II and III

     The general contractor for three related Local Partnerships, Summit I, Summit II and Summit III, initiated a lawsuit in December 1992 against the Local Partnerships and the Partnership seeking damages in the amount of approximately $600,000 allegedly due pursuant to the respective general contracts plus damages for alleged misrepresentations and punitive damages. The Partnership believes that the general contractor's claims are barred and/or subject to offset and it has filed responsive pleadings. The Partnership has not accrued any liability in the accompanying financial statements. The lawsuit has been dormant for more than three years. Occupancy levels at the three related Local Partnerships, Summit I, II, and III (Wallace, Bergdoll, and Chandler School located in Philadelphia) were 88%, 78% and 88%, respectively, at June 30, 2001. At June 30, 2001 , the Summit I, II and III properties have approximately $230,000 in outstanding property taxes (a portion of which could result in liens on the properties), utility bills, and other trade payables. The local general partner is currently attempting to negotiate discounted payments and/or payment plans for these items which, if unsuccessful, could result in foreclosure proceedings on all three properties. The parties are currently engaged in settlement discussions regarding the default. The Partnership's carrying value of the investments in Summit I, Summit II and Summit III, which was approximately 3.2%, 1.4% and 4.6%, respectively, of the Partnership's original portfolio investment, is zero.

     Glenark

     Pursuant to the terms of a workout, dated January 11, 1995 (the "Workout") agreed upon between the parties relating to the resolution of an existing default under the first mortgage loan encumbering Glenark Landing, annual payments of $42,800 for a five year term, totaling $214,000, are due to the Rhode Island Housing and Mortgage Finance Corporation (the "Lender"). The Partnership stopped making payments, and the lender issued a notice of default with respect to the Workout on September 24, 1999. The parties have agreed on a settlement to resolve the default and executed a settlement agreement (the "Agreement"). The Agreement provides for the forbearance of the aforementioned liability while admitting the Lender to the local partnership as the operating general partner, effective as of April 1, 2000, and as 95% limited partner, effective as of January 1, 2001. The former general partner, an affiliate of NAPICO, withdrew completely from Glenark Landing and the Partnership retained a 5% limited partnership interest until January 1, 2004, at which time, all of the Partnership's interest will be conveyed to the Lender. The Partnership's investment in Glenark Landing was zero at June 30, 2001.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2001

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

     Blue Lake

     Pursuant to the terms of a loan workout, dated March 25, 1995 (the "Workout"), NTCP is required to contribute an additional $541,300 ($266,841 as of March 31, 2001) to the local partnership over a ten year period. In exchange, the debt service on the property is payable out of net cash flow. No payments have been made in 2001 and 2000 under the Workout (see Note 3). The Partnership's investment in Blue Lake at June 30, 2001 was zero.

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

         For the six months ended June 30, 2001 and 2000 approximately $318,546 and $328,304, respectively, have been expensed. The unpaid balance at June 30, 2001 is approximately $5,676,896.

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

                                  JUNE 30, 2001


NOTE 4 - RELATED-PARTY TRANSACTIONS (CONTINUED)

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

     (c) The Partnership reimburses NAPICO for certain expenses. The Partnership incurred expenses of $28,314 and $20,450 for the six months ended June 30, 2001 and 2000, respectively, to NAPICO.

     NTC is the Local Operating General Partner in sixteen of the Partnership's 31 Local Partnerships. In addition, NTC is either a special limited partner or an administrative general partner in each Local Partnership.

     An affiliate of the General Partner is currently managing two properties owned by Local Partnerships. The Local Partnerships pay the affiliate property management fees which have been reduced from 5 percent to 4.5 percent of their gross rental revenues. The amounts paid were approximately $70,391 and $32,000 for the six months ended June 30, 2001 and 2000, respectively.

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

                                  JUNE 30, 2001


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

    The Partnership's cash as of June 30, 2001 was approximately $1,841,792. In order to replenish NTCP's reserves, in June 2001, NTCP sold its interests in the Holden and Ticino Local Partnerships and realized a gain of $1,928,471. The gain is equal to the net proceeds received because the Partnership had no investment balance related to those Local Partnerships.

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

                                  JUNE 30, 2001


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

                                  JUNE 30, 2001


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

    Pursuant to the terms of a workout, dated January 11, 1995 (the "Workout") agreed upon between the parties relating to the resolution of an existing default under the first mortgage loan encumbering Glenark Landing, annual payments of $42,800 for a five year term, totaling $214,000, are due to the Rhode Island Housing and Mortgage Finance Corporation (the "Lender"). The Lender issued a notice of default with respect to the Workout on September 24, 1999. The parties have agreed on a settlement to resolve the default and executed a settlement agreement (the "Agreement"). The Agreement provides for the forbearance of the aforementioned liability while admitting the Lender to the local partnership as the operating general partner, effective as of April 1, 2000, and as 95% limited partner, effective as of January 1, 2001. The former general partner, an affiliate of NAPICO, withdrew completely from Glenark Landing and the Partnership retained a 5% limited partnership interest until January 1, 2004, at which time, all of the Partnership's interest will be conveyed to the Lender. The Partnership's investment in Glenark Landing was zero at June 30, 2001.

    Pursuant to the terms of a loan workout relating to the Blue Lake Local Partnership, dated March 25, 1995 (the "Workout"), NTCP is required to contribute an additional $266,841 to the local partnership. In exchange, the debt service on the property is payable out of net cash flow. The Partnership's investment in Blue Lake was zero at June 30, 2001. A dispute has arisen as to whether the local partnership is in default under the Workout. The parties have agreed on the terms of a settlement agreement (the "Agreement"). The Agreement provides for the forbearance of the aforementioned liability while admitting the lender or its affiliates to the local partnership as a 95% limited partner, effective as of date of execution. As of the date of this report, the agreement has not been fully executed. It is anticipated that the Agreement will be executed by the end of the second quarter 2001, at which time the remaining capital contribution payable will be written off. The current administrative general partner, an affiliate of NAPICO, will withdraw completely from Blue Lake and the Partnership will retain a 5% limited partnership interest until 2004, at which time, all of the Partnership's interests will be conveyed to the remaining partners.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 2001

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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 2001


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of June 30, 2001, the Partnership's General Partner was involved in various lawsuits. In addition, the Partnership is involved in the following lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

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

In December 1992, Tara Construction, the general contractor for Art Museum properties (Summit I, II and III), commenced an action in the Court of Common Pleas, Montgomery County, Pennsylvania Tara Construction v. NTCP et al., (Case No. 92-23505) against the three Summit Local Partnerships, the Partnership, NTC, the General Partner, PaineWebber Incorporated, and a PaineWebber affiliate, seeking damages of approximately $600,000 allegedly due the general contractor for work done in connection with the completion of construction plus damages for alleged misrepresentations and punitive damages. The Partnership believes that the general contractor's claims are barred and/or subject to offset and it has filed responsive pleadings. The Partnership has not accrued any liability in the accompanying financial statements as of March 31, 1999 and December 31, 1998. Tara Construction's lawsuit has been dormant for more than three years. Occupancy levels at the three related Local Partnerships, Summit I, II, and III (Wallace, Bergdoll, and Chandler School located in Philadelphia) were 88%, 78%, and 88%, respectively, at June 30, 2001. The local general partner is currently attempting to negotiate discounted payments and/or payment plans for outstanding payables which, if unsuccessful, could result in foreclosure proceedings on all three properties. In 1996, the aggregate carrying value of the investments in Summit I, Summit II and Summit III of approximately $2,290,000, was written off. Summit I, II and III represent 3.2%, 1.4% and 4.6%, respectively, of NTCP's original portfolio investment.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 2001

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) No exhibits are required per the provision of Item 6 of regulation S-K and no reports on Form 8-K were filed during the quarter ended June 30, 2001.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 2001

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


                             NATIONAL TAX CREDIT PARTNERS, L.P.
                             (a California limited partnership)


                             By: National Partnership Investments Corp.
                                 General Partner




                                 /s/ BRUCE NELSON
                                 ---------------------------
                                 Bruce Nelson
                                 President


                             Date:  August 14, 2001
                                 ---------------------------






                                 /s/ BRIAN H. SHUMAN
                                 ---------------------------
                                 Brian H. Shuman
                                 Chief Financial Officer


                             Date:  August 14, 2001
                                 ---------------------------