Form 10-Q
period 2001-09-30
NATIONAL TAX CREDIT PARTNERS L P
filed 2001-11-13
CIK 847415

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 2001

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001



PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements and Notes to Financial Statements

                Balance Sheets, September 30, 2001 and December 31, 2000 ................................1

                Statements of Operations, Nine Months Ended September 30, 2001 and 2000 .................2

                Statement of Partners' Equity (Deficiency), Nine Months Ended September 30, 2001 ........3

                Statements of Cash Flows, Nine Months Ended September 30, 2001 and 2000 .................4

                Notes to Financial Statements ...........................................................5

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                      Operations .......................................................................12


PART II. OTHER INFORMATION

        Item 1. Legal Proceedings ......................................................................16

        Item 6. Exhibits and Reports on Form 8-K .......................................................17

        Signatures .....................................................................................18

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000




                                                                        2001
                                                                     (Unaudited)         2000
                                                                     ----------       ----------
                                     ASSETS

INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                         $8,070,696       $8,515,958

CASH AND CASH EQUIVALENTS (Note 1)                                       81,969           78,022
                                                                     ----------       ----------

          TOTAL ASSETS                                               $8,152,665       $8,593,980
                                                                     ==========       ==========


                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accrued fees and expenses due to partners (Notes 4 and 6)       $5,908,909       $6,799,251
     Capital contributions payable (Note 3)                             266,841          266,841
     Accounts payable and accrued expenses                              148,266          282,687
                                                                     ----------       ----------
                                                                      6,324,016        7,348,779

CONTINGENCIES (Note 5)

PARTNERS' EQUITY                                                      1,828,649        1,245,201
                                                                     ----------       ----------

           TOTAL LIABILITIES AND PARTNERS' EQUITY                    $8,152,665       $8,593,980
                                                                     ==========       ==========



   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
            NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (Unaudited)


                                                     Nine months        Three months       Nine months        Three months
                                                        ended              ended              ended              ended
                                                    Sept 30, 2001       Sept 30, 2001     Sept 30, 2000       Sept 30, 2000
                                                    -------------       -------------     -------------       -------------
INTEREST AND OTHER INCOME                            $     3,598        $     2,353        $     2,907        $       742
                                                     -----------        -----------        -----------        -----------

OPERATING EXPENSES:
     Management fees - partners (Note 4)                 477,819            159,273            492,270            164,090
     Legal and accounting                                (53,585)             6,392             86,625             17,816
     General and administrative (Note 4)                 114,765             44,350             67,845             27,790
                                                     -----------        -----------        -----------        -----------

        Total operating expenses                         538,999            210,015            646,740            209,696
                                                     -----------        -----------        -----------        -----------

LOSS FROM PARTNERSHIP OPERATIONS                        (535,401)          (207,662)          (643,833)          (208,954)

GAIN ON SALE OF PARTNERSHIP INTERESTS (Note 2)         1,928,471                 --                 --                 --

DISTRIBUTIONS FROM LIMITED
     PARTNERSHIPS  RECOGNIZED
     AS  INCOME (Note 2)                                  70,346              5,896             98,828                 --

EQUITY IN LOSS OF LIMITED
     PARTNERSHIPS AND AMORTIZATION
     OF ACQUISITION COSTS (Note 2)                      (879,968)          (250,224)          (740,250)          (246,750)
                                                     -----------        -----------        -----------        -----------

NET INCOME (LOSS)                                    $   583,448        $  (451,990)       $(1,285,255)       $  (455,704)
                                                     ===========        ===========        ===========        ===========

NET INCOME (LOSS) PER LIMITED
     PARTNERSHIP INTEREST (Note 1)                   $        24        $       (19)       $       (53)       $       (19)
                                                     ===========        ===========        ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)



                                                   Special
                                                   Limited           General          Limited
                                                   Partners         Partners          Partners           Total
                                                  ----------       ----------        ----------       ----------
PARTNERSHIP INTERESTS                                                                    23,899
                                                                                     ==========

PARTNERS' EQUITY (DEFICIENCY)

       January 1, 2001                            $    1,000       $ (506,372)       $1,750,573       $1,245,201
       Net income for the nine months ended
           September 30, 2001                             --            5,834           577,614          583,448
                                                  ----------       ----------        ----------       ----------

PARTNERS' EQUITY (DEFICIENCY),
       September 30, 2001                         $    1,000       $ (500,538)       $2,328,187       $1,828,649
                                                  ==========       ==========        ==========       ==========


   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                                                            2001              2000
                                                                                        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                  $   583,448        $(1,285,255)
     Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
           Gain on sale of partnership interests                                         (1,928,471)
           Equity in losses of limited partnerships
               and amortization of acquisition costs                                        879,968            740,250
           Increase in due from affiliate                                                        --
          (Decrease) increase in accrued fees and expenses
              due to partners                                                              (890,342)           492,270
           Increase (decrease) in accounts payable and accrued expenses                    (134,421)            67,653
                                                                                        -----------        -----------

                  Net cash (used in) provided by operating activities                    (1,489,818)            14,918
                                                                                        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in investee partnerships:
        Proceeds from sale of partnership interests                                       1,928,471                 --
        Advances to limited partnerships                                                   (553,200)          (188,313)
        Distributions from limited partnerships recognized as a return of capital           118,494            110,269
                                                                                        -----------        -----------

                 Net cash used in investing activities                                    1,493,765            (78,044)
                                                                                        -----------        -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          3,947            (63,126)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               78,022             63,126
                                                                                        -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $    81,969        $        --
                                                                                        ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001


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

        In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001, and the results of operations and changes in cash flows for the nine and three months then ended.

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

        RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 was effective immediately and SFAS 142 will be effective January 2002. The new standards are not expected to have a significant impact on the Partnership's financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2001



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

        NET INCOME (LOSS) PER LIMITED PARTNERSHIP INTEREST

        Net income (loss) per limited partnership interest was computed by dividing the limited partners' share of net income (loss) by the number of limited partnership interests outstanding during the period. The number of limited partnership interests outstanding was 23,899 for the periods presented.

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

                               SEPTEMBER 30, 2001



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

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

        At September 30, 2001, the Local Partnership's own residential projects consisted of 2,788 apartment units.

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

        The Partnership's allocable share of losses from Local Partnerships are recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. The cumulative amount of unrecognized equity in losses of Local Partnerships is approximately $30,230,000 and $27,864,000 as of September 30, 2001 and December 31, 2000, respectively.

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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2001


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        The following is a summary of the investment in Local Partnerships for the nine months ended September 30, 2001:

        Balance, beginning of period                          $ 8,515,958
        Advances to Local Partnerships                            553,200
        Equity in losses of Local Partnerships                   (826,940)
        Amortization of acquisition costs                         (53,028)
        Distributions recognized as a return of capital          (118,494)
                                                              -----------

        Balance, end of period                                $ 8,070,696
                                                              ===========

        The following are unaudited combined estimated statements of operations for the nine and three months ended September 30, 2001 and 2000 for the limited partnerships in which the Partnership has investments:

                                   Nine months        Three months       Nine months          Three months
                                     ended               ended              ended                 ended
                                 Sept. 30, 2001      Sept. 30, 2001    Sept. 30, 2000        Sept. 30, 2000
                                 --------------      --------------    --------------        --------------
        REVENUES
           Rental and other       $ 13,992,000        $  4,664,000        $ 13,762,000        $  4,587,000
                                  ------------        ------------        ------------        ------------

        EXPENSES
           Depreciation              3,141,000           1,047,000           3,172,000           1,057,000
           Interest                  5,916,000           1,972,000           5,502,000           1,834,000
           Operating                 8,127,000           2,709,000           8,170,000           2,723,000
                                  ------------        ------------        ------------        ------------

                                    17,184,000           5,728,000          16,844,000           5,614,000
                                  ------------        ------------        ------------        ------------

           Net loss               $ (3,192,000)       $ (1,064,000)       $ (3,082,000)       $ (1,027,000)
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

                               SEPTEMBER 30, 2001


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

        Summit I, II and III

        The general contractor for three related Local Partnerships, Summit I, Summit II and Summit III, initiated a lawsuit in December 1992 against the Local Partnerships and the Partnership seeking damages in the amount of approximately $600,000 allegedly due pursuant to the respective general contracts plus damages for alleged misrepresentations and punitive damages. The Partnership believes that the general contractor's claims are barred and/or subject to offset and it has filed responsive pleadings. The Partnership has not accrued any liability in the accompanying financial statements. The lawsuit has been dormant for more than three years. Occupancy levels at the three related Local Partnerships, Summit I, II, and III (Wallace, Bergdoll, and Chandler School located in Philadelphia) were 88%, 78% and 88%, respectively, at September 30, 2001. At September 30, 2001, the Summit I, II and III properties have approximately $230,000 in outstanding property taxes (a portion of which could result in liens on the properties), utility bills, and other trade payables. The local general partner is currently attempting to negotiate discounted payments and/or payment plans for these items which, if unsuccessful, could result in foreclosure proceedings on all three properties. The parties are currently engaged in settlement discussions regarding the default. The Partnership's carrying value of the investments in Summit I, Summit II and Summit III, which was approximately 3.2%, 1.4% and 4.6%, respectively, of the Partnership's original portfolio investment, is zero.

        Glenark

        Pursuant to the terms of a workout, dated January 11, 1995 (the "Workout") agreed upon between the parties relating to the resolution of an existing default under the first mortgage loan encumbering Glenark Landing, annual payments of $42,800 for a five year term, totaling $214,000, are due to the Rhode Island Housing and Mortgage Finance Corporation (the "Lender"). The Partnership stopped making payments, and the lender issued a notice of default with respect to the Workout on September 24, 1999. The parties have agreed on a settlement to resolve the default and executed a settlement agreement (the "Agreement"). The Agreement provides for the forbearance of the aforementioned liability while admitting the Lender to the local partnership as the operating general partner, effective as of April 1, 2000, and as 95% limited partner, effective as of January 1, 2001. The former general partner, an affiliate of NAPICO, withdrew completely from Glenark Landing and the Partnership retained a 5% limited partnership interest until January 1, 2004, at which time, all of the Partnership's interest will be conveyed to the Lender. The Partnership's investment in Glenark Landing was zero at September 30, 2001.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2001


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        Blue Lake

        Pursuant to the terms of a loan workout, dated March 25, 1995 (the "Workout"), NTCP is required to contribute an additional ($266,841) to the Local Partnership over a ten year period. In exchange, the debt service on the property is payable out of net cash flow. No payments have been made since 1998 under the Workout (see Note 3). The Partnership's investment in Blue Lake at September 30, 2001 was zero.

NOTE 3 - CAPITAL CONTRIBUTION PAYABLE

        Pursuant to the terms of a loan workout relating to the Blue Lake Local Partnership, capital contributions of approximately $70,000 are due annually, until paid in full, for the investment in the Blue Lake Local Partnership. The capital contributions payable are unsecured and non-interest bearing. No payments have been made since 1998 and a dispute has arisen as to whether the local partnership is in default under the workout. The parties are in process of negotiating a settlement agreement.

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

                For the nine months ended September 30, 2001 and 2000 approximately $478,000 and $492,000, respectively, have been expensed.

        (b) A property disposition fee is payable to the General Partner in an amount equal to the lesser of (i) one-half of the competitive real estate commission that would have been charged by unaffiliated third parties providing comparable services in the area where the apartment complex is located, or (ii) 3 percent of the sales price received in connection with the sale or disposition of the apartment complex or local partnership interest, but in no event will the property disposition fee and all amounts payable to unaffiliated real estate brokers in connection with any such sale exceed in the aggregate, the lesser of the competitive rate (as described above) or 6 percent of such sale price. Receipt of the property disposition fee will be subordinated to the distribution of sale or refinancing proceeds by the Partnership until the limited partners have received distributions of sale or refinancing proceeds in an aggregate amount equal to (I) their 10 percent priority return for any year not theretofore satisfied (as defined in the partnership agreement) and (ii) an amount equal to

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2001


NOTE 4 - RELATED-PARTY TRANSACTIONS (CONTINUED)

                the aggregate adjusted investment (as defined in the partnership agreement) of the limited partners. No disposition fees have been paid.

        (c) The Partnership reimburses NAPICO for certain expenses. The Partnership incurred expenses of $42,000 and $31,000 for the nine months ended September 30, 2001 and 2000, respectively, to NAPICO.

        As of December 31, 2000, the fees and expenses of $5,908,909 due to the General Partner and Special Limited Partner exceeded the Partnership's cash. The partners, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

        NTC is the Local Operating General Partner in sixteen of the Partnership's 29 Local Partnerships. In addition, NTC is either a special limited partner or an administrative general partner in each Local Partnership.

        An affiliate of the General Partner is currently managing two properties owned by Local Partnerships. The Local Partnerships pay the affiliate property management fees which have been reduced from 5 percent to 4.5 percent of their gross rental revenues. The amounts paid were approximately $87,786 and $112,000 for the nine months ended September 30, 2001 and 2000, respectively.

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

                               SEPTEMBER 30, 2001


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

        The Partnership's cash as of September 30, 2001 was approximately $1,841792. In order to replenish NTCP's reserves, in June 2001, NTCP sold its interests in the Holden and Ticino Local Partnerships and realized a gain of $1,928,471. The gain is equal to the net proceeds received because the Partnership had no investment balance related to those Local Partnerships.

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

                               SEPTEMBER 30, 2001



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

                               SEPTEMBER 30, 2001



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

        Pursuant to the terms of a workout, dated January 11, 1995 (the "Workout") agreed upon between the parties relating to the resolution of an existing default under the first mortgage loan encumbering Glenark Landing, annual payments of $42,800 for a five year term, totaling $214,000, are due to the Rhode Island Housing and Mortgage Finance Corporation (the "Lender"). The Lender issued a notice of default with respect to the Workout on September 24, 1999. The parties have agreed on a settlement to resolve the default and executed a settlement agreement (the "Agreement"). The Agreement provides for the forbearance of the aforementioned liability while admitting the Lender to the local partnership as the operating general partner, effective as of April 1, 2000, and as 95% limited partner, effective as of January 1, 2001. The former general partner, an affiliate of NAPICO, withdrew completely from Glenark Landing and the Partnership retained a 5% limited partnership interest until January 1, 2004, at which time, all of the Partnership's interest will be conveyed to the Lender. The Partnership's investment in Glenark Landing was zero at September 30, 2001.

        Pursuant to the terms of a loan workout relating to the Blue Lake Local Partnership, dated March 25, 1995 (the "Workout"), NTCP is required to contribute an additional $266,841 to the local partnership. In exchange, the debt service on the property is payable out of net cash flow. The Partnership's investment in Blue Lake was zero at September 30, 2001. A dispute has arisen as to whether the local partnership is in default under the Workout. The parties are in process of negotiating a settlement.

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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2001



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

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2001



PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2001, the Partnership's General Partner was involved in various lawsuits. In addition, the Partnership is involved in the following lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

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

In December 1992, Tara Construction, the general contractor for Art Museum properties (Summit I, II and III), commenced an action in the Court of Common Pleas, Montgomery County, Pennsylvania Tara Construction v. NTCP et al., (Case No. 92-23505) against the three Summit Local Partnerships, the Partnership, NTC, the General Partner, PaineWebber Incorporated, and a PaineWebber affiliate, seeking damages of approximately $600,000 allegedly due the general contractor for work done in connection with the completion of construction plus damages for alleged misrepresentations and punitive damages. The Partnership believes that the general contractor's claims are barred and/or subject to offset and it has filed responsive pleadings. The Partnership has not accrued any liability in the accompanying financial statements as of March 31, 1999 and December 31, 1998. Tara Construction's lawsuit has been dormant for more than three years. Occupancy levels at the three related Local Partnerships, Summit I, II, and III (Wallace, Bergdoll, and Chandler School located in Philadelphia) were 88%, 78%, and 88%, respectively, at September 30, 2001. The local general partner is currently attempting to negotiate discounted payments and/or payment plans for outstanding payables which, if unsuccessful, could result in foreclosure proceedings on all three properties. In 1996, the aggregate carrying value of the investments in Summit I, Summit II and Summit III of approximately $2,290,000, was written off. Summit I, II and III represent 3.2%, 1.4% and 4.6%, respectively, of NTCP's original portfolio investment.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2001


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) No exhibits are required per the provision of Item 6 of regulation S-K and no reports on Form 8-K were filed during the quarter ended September 30, 2001.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2001



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



                                    NATIONAL TAX CREDIT PARTNERS, L.P.
                                    (a California limited partnership)


                                    By: National Partnership Investments Corp.
                                        General Partner


                                        /s/    BRUCE NELSON
                                        --------------------------------------
                                        Bruce Nelson
                                        President


                                        Date:  November 13, 2001
                                             ---------------------------------


                                        /s/    BRIAN H. SHUMAN
                                        --------------------------------------
                                        Brian H. Shuman
                                        Chief Financial Officer


                                        Date:  November 13, 2001
                                             ---------------------------------