Form 10-K
period 2001-12-31
NATIONAL TAX CREDIT PARTNERS L P
filed 2002-04-16
CIK 847415

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2001

Commission File Number
0-18541

NATIONAL TAX CREDIT PARTNERS, L.P.

A California Limited Partnership

I.R.S. Employer Identification No. 95-4205231

9090 Wilshire Boulevard, Suite 201, Beverly Hills, California 90211

Registrant’s Telephone Number, Including Area Code (310) 278-2191

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

Yes        X           No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

PART I.

ITEM 1. BUSINESS:

National Tax Credit Partners, L.P. (“NTCP” or the “Partnership”) is a limited partnership formed under the laws of the State of California on March 7, 1989. The Partnership was formed to acquire limited partnership interests in separate local limited partnerships (“Local Partnerships”), which own multifamily apartment complexes that are eligible for low-income housing federal income tax credits (“Housing Tax Credits”). On June 6, 1989, the Partnership offered 14,000 units consisting of 28,000 limited partnership interests and warrants to purchase 14,000 additional limited partnership interests (collectively “Limited Partnership Interests”) through a public offering managed by PaineWebber Incorporated (the “Selling Agent”).

The general partner of the Partnership is National Partnership Investments Corp. (“NAPICO”), a California corporation (the “General Partner”). The business of the Partnership is conducted primarily by NAPICO.

Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation (“CIC”), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P. (the “Operating Partnership”), a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. The current members of NAPICO’s Board of Directors are Charles H. Boxenbaum, Bruce E. Nelson and Alan I. Casden.

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, a Maryland corporation (“AIMCO”) and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties, Inc. and its subsidiaries, including NAPICO.

In general, an owner of a low-income housing apartment complex (“Apartment Complex”) is entitled to receive Housing Tax Credits in each year of a ten-year period (the “Credit Period”). The Apartment Complex is subject to a 15-year compliance period (the “Compliance Period”) to preserve the Housing Tax Credits. In addition to the Housing Tax Credits, tax credits are available for certain rehabilitation expenditures incurred in improving certified historic structures (“Historic Tax Credits,” and together with Housing Tax Credits are referred to as “Tax Credits”). Tax Credits are available to the Limited Partners to reduce their federal income tax liability. The ability of a Limited Partner to utilize Tax Credits or allocated losses may be restricted by the passive activity loss limitation and the general business tax credit limitation rules. NTCP invests in Local Partnerships that each own an Apartment Complex that is eligible for (i) Housing Tax Credits or (ii) in certain cases, Historic Tax Credits and, in some cases, both. Several of the Local Partnerships also benefit from government programs promoting low or moderate income housing.

The Partnership’s investments in Local Partnerships are subject to the risks incident to the management and ownership of multifamily residential real estate. Neither the Partnership’s investments nor the Apartment Complexes owned by the Local Partnerships will be readily marketable, and there can be no assurance that the Partnership will be able to dispose of its Local Partnership Interests, or that the Local Partnerships will be able to dispose of their Apartment Complexes, at the end of the Compliance Period. The value of the Partnership’s investments will be subject to changes in national and local economic conditions, including substantial unemployment, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Apartment Complexes and the Partnership. The Apartment Complexes will be subject to loss through foreclosure. In addition, each Local Partnership is subject to risks relating to environmental hazards which might be uninsurable. Because the Partnership’s ability to control its operations will depend on these and other factors beyond the control of the General Partner and the local general partners, there can be no assurance that the Partnership operations will be profitable or that the anticipated Tax Credits will be available to Limited Partners.

The Apartment Complexes owned by the Local Partnerships in which NTCP has invested were developed by the Local Operating General Partners (the “Local Operating General Partners”) who acquired the sites and applied for applicable mortgages and subsidies, if any. NTCP became the principal limited partner in these Local Partnerships pursuant to arm’s-length negotiations with the Local Operating General Partners. As a limited partner, NTCP’s liability for obligations of the Local Partnership is generally limited to its investment. The Local Operating General Partner of the Local Partnership retains responsibility for developing, constructing, maintaining, operating and managing the Apartment Complex. Under certain circumstances, an affiliate of NAPICO or NTCP may act as the Local Operating General Partner. An affiliate, National Tax Credit Inc. (“NTC”) or another affiliate, is acting as a non-managing, administrative general partner or special limited partner of each Local Partnership.

During 2001, the Apartment Complexes in which NTCP had invested were substantially rented.

The following is a schedule of the occupancy status as of December 31, 2001, of the Apartment Complexes owned by Local Partnerships in which NTCP is a limited partner.

SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
IN WHICH NTCP HAS AN INVESTMENT
DECEMBER 31, 2001

			Percentage of
	No. of	Units	Total Units
Name and Location	Units	Occupied	Occupied

Apple Tree Brigham City, UT	24	22	92%
Blue Lake Miami, FL	106	75	71%
ComFed Qualified Omaha, NE	116	105	91%
Concept I & II Cleveland, OH	40	25	63%
Countryview/Columbus Canal Winchester, OH	152	133	88%
Dickens Chicago, IL	34	32	94%
Dynes Cleveland, OH	42	28	67%
Genoa Plaza Genoa City, WI	48	45	94%
Glenark Woonsocket, RI	67	59	88%
Grand Meadows Grand Blanc, MI	64	58	91%
Grinnell Park Grinnell, IA	24	22	92%
Kimberly Court Seward, AK	24	21	88%

SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
IN WHICH NTCP HAS AN INVESTMENT (Continued)
DECEMBER 31, 2001

			Percentage of
	No. of	Units	Total Units
Name and Location	Units	Occupied	Occupied

Mountain View — I Sante Fe, NM	120	113	94%
Mountain View — II Sante Fe, NM	159	153	96%
North Liberty North Liberty, IA	24	22	92%
Paris Hotel Denver, CO	17	15	88%
Rolling Hills Santoga, PA	232	227	98%
Rose City Portland, OR	264	262	99%
Summit I — Wallace Philadelphia, PA	17	17	100%
Summit II — Bergdoll Philadelphia, PA	9	9	100%
Summit III — Chandler Philadelphia, PA	25	21	84%
Terrace Gardens Lemon Grove, CA	150	149	99%
Torres de Plata I Toa Alta, PR	72	72	100%
Tyrone Elderly Tyrone, PA	100	97	97%
Victorian Park Streamwood, IL	336	288	86%
Vinton/Park School Omaha, NE	44	37	84%

TOTAL	2,310	2,107	91%

ITEM 2. PROPERTIES:

     Through its investments in Local Partnerships, NTCP holds interests in 26 Apartment Complexes. See Item 1 and Schedule for information pertaining to these Apartment Complexes.

ITEM 3. LEGAL PROCEEDINGS:

     As of December 31, 2001, NTCP’s General Partner was a plaintiff or defendant in several lawsuits. In addition, the Partnership is involved in the following lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership

     The senior mortgagee for the Concept I and II properties has filed foreclosure actions against the properties. The second and third mortgagees have also filed claims for foreclosure of their mortgages. All three lenders are seeking deficiency judgments. The Local Partnerships have answered the claims and stipulated to the appointment of a receiver. A motion for summary judgement by the senior mortgagee is pending. The parties are in the process of negotiating a settlement. The Partnership has no investment balance related to these Local Partnerships.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     Not applicable.

PART II.

ITEM 5.	MARKET FOR THE REGISTRANT’S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS:

     The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by PaineWebber Incorporated. It is not anticipated that any active public market will develop for the purchase and sale of any Limited Partnership Interest. Limited Partnership Interests may not be transferred but can be assigned only if certain requirements in the Partnership Agreement are satisfied. At December 31, 2001, there were 3,777 registered holders of Limited Partnership Interests in NTCP. The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Partnerships and then such distributions, if any, may be limited. Distributions have not been made from the inception of the Partnership to December 31, 2001.

ITEM 6. SELECTED FINANCIAL DATA:

	Year Ended December 31,

	2001	2000	1999	1998	1997

Interest and other Income	$4,986	$4,133	$7,219	$14,100	$51,975
Operating expenses	(800,948)	(912,810)	(821,771)	(910,831)	(903,971)
Gain on sale of partnership interests	1,493,487
Distributions from limited partnership recognized as income	74,847	183,288	129,365	204,866	18,381
Equity in loss of limited partnerships and amortization of acquisition costs	(755,820)	(615,785)	(2,435,384)	(2,082,528)	(2,188,630)
Write-off of Investment in Limited Partnerships	—	—	—	(1,223,100)	(560,766)

Net income (loss)	$16,552	$(1,341,174)	$(3,120,571)	$(3,997,493)	$(3,583,011)

Net income (loss) per limited partnership interest	$1	$(56)	$(129)	$(166)	$(148)

Total assets	$6,580,544	$8,593,980	$9,114,107	$11,642,078	$14,985,893

Investments in Local Partnerships	$6,112,879	$8,515,958	$9,050,981	$11,421,621	$14,370,207

Capital contributions payable	$266,841	$266,841	$266,841	$266,841	$329,030

Accrued fees and expenses due to partners	$4,851,514	$6,799,251	$6,113,629	$5,420,677	$4,727,721

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Capital Resources

The Partnership received proceeds totaling $59,749,000 from the sale of Limited Partnership Interests, pursuant to a registration statement filed on Form S-11, which sale commenced in June 1989 and terminated in June 1990. This amount includes $18,907,500 from the sale of 7,563 Additional Limited Partnership Interests. The proceeds have been used to invest in Local Partnerships, which own and operate Apartment Complexes. The Partnership made capital contributions to 32 Local Partnerships (one of which was foreclosed upon by the lender in 1995, one of which was foreclosed upon by the lender in 2001 and four of which were sold in 2001) representing a total investment of approximately $44,811,000. In addition, another property was foreclosed upon by the lender in 2002. Normally, the capital contributions to the Local Partnerships are payable in installments, with each contribution due on a specified date and/or provided that certain conditions regarding construction operation and financing of the project have been fulfilled. At December 31, 2001, $266,841 remains outstanding for one Local Partnership.

It is not expected that any of the Local Partnerships in which the Partnership invested will generate cash from operations sufficient to provide distributions to the Limited Partners. Such cash from operations, if any, would first be used to meet operating expenses of the Partnership. The Partnership’s investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner.

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

The Partnership’s unrestricted cash reserves as of December 31, 2001 were approximately $468,000. In order to replenish NTCP’s reserves, NTCP intends to generate additional cash from sales and refinancing certain properties owned by Local Partnerships.

The Partnership does not have the ability to assess Limited Partners for additional capital contributions to provide capital if needed by the Partnership or Local Partnerships. Accordingly, if circumstances arise that cause the Local Partnerships to require capital in addition to that contributed by the Partnership and any equity of the local general partners, the only sources from which such capital needs will be able to be satisfied (other than the limited reserves available at the Partnership level) will be (i) third-party debt financing (which may not be available if, as expected, the Apartment Complexes owned by the Local Partnerships are already substantially leveraged), (ii) other equity sources (which could reduce the amount of Tax Credits being allocated to the Partnership, adversely affect the Partnership’s interest in operating cash flow and/or proceeds of sale or refinancing of the Apartment Complexes and possibly even result in adverse tax consequences to the Limited Partners), or (iii) the sale or disposition of Apartment Complexes. There can be no assurance that any of such sources would be readily available in sufficient proportions to fund the capital requirements of the Local Partnerships. If such sources are not available, the Local Partnerships would risk foreclosure on their Apartment Complexes if they were unable to renegotiate the terms of their first mortgages and any other debt secured by the Apartment Complexes, which would have significant adverse tax consequences to the Limited Partners.

Liquidity

Each Local Partnership investment has been analyzed by the General Partner with respect to its probable impact upon the Partnership’s liquidity position. In this regard, the General Partner took into account projected cash flow generated from each Apartment Complex, the anticipated debt service requirements of the existing financing and any restructuring or refinancing of such Apartment Complex, and the division of cash flow in excess of debt service between the Partnership and the local operating general partner.

Following an acquisition, adverse business or financial developments could negatively impact cash flow and the Partnership’s liquidity position. The General Partner has attempted to obtain operating deficit guarantees from certain local general partners to fund operating deficits for limited periods of time. In addition, as discussed above the Partnership maintains reserves and the Local Partnerships are expected to maintain working capital reserves independent of those maintained by the Partnership to the extent that (i) the terms of mortgage debt encumbering the Apartment Complexes or the terms of any government assistance program so require, or (ii) the local general partner determines that such reserves are necessary or advisable. Although reserves are to be maintained at both the Partnership and Local Partnership levels, if such reserves and other available income, if any, are insufficient to cover the Partnership’s or any Local Partnership’s operating expenses and liabilities, it may be necessary to accumulate additional funds from distributions received from Local Partnerships which would otherwise be available for distribution to the Limited Partners, or to liquidate the Partnership’s investment in one or more Local Partnerships.

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

In general, in order to avoid recapture of Tax Credits, the Partnership does not expect that it will voluntarily dispose of its Local Partnership Interests or approve the sale by a Local Partnership of any Apartment Complex prior to the end of the applicable 15-year Compliance Period (although earlier dispositions of Historic Complexes may occur). Because of (i) the nature of the Apartment Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the inability of the Partnership to directly cause the sale of Apartment Complexes by local general partners, but generally only to require such local general partners to use their respective best efforts to find a purchaser for the Apartment Complexes, it is not possible at this time to predict whether the liquidation of substantially all of the Partnership’s assets and the disposition of the proceeds, if any, in accordance with the Partnership Agreement will be able to be accomplished promptly at the end of the 15-year Compliance Period. If a Local Partnership is unable to sell an Apartment Complex, it is anticipated that the local general partner will either continue to operate such Apartment Complex or take such other actions as the local general partner believes to be in the best interest of the Local Partnership. In addition, circumstances beyond the control of the General Partner may occur during the Compliance Period which would require the Partnership to approve the disposition of an Apartment Complex prior to the end of the Compliance Period.

Except for interim investments in highly liquid debt investments, the Partnership’s investments consist entirely of interests in other Local Partnerships owning Apartment Complexes. Funds temporarily not required for such investments in projects are invested in these highly liquid debt investments earning interest income as reflected in the statement of operations. These interim investments can be easily converted to cash to meet obligations as they arise.

The Partnership, as a limited partner in the Local Partnerships in which it has invested, is subject to the risks incident to the construction, management, and ownership of improved real estate. The Partnership investments are also subject to adverse general economic conditions, and accordingly, the status of the national economy, including substantial unemployment and concurrent inflation, could increase vacancy levels, rental payment defaults, and operating expenses, which in turn, could substantially increase the risk of operating losses for the Apartment Complexes. Certain of the Local Partnerships and their respective Apartment Complexes are subject to litigation and operating problems. See Item 3 “Legal Proceedings” above and the information which follows.

Pursuant to the terms of a loan workout relating to the Blue Lake Local Partnership, dated March 25, 1995 (the “Workout”), NTCP is required to contribute an additional $266,841 to the Local Partnership over a ten year period. In exchange, the debt service on the property is payable out of net cash flow. No payments were made since 1998 and a dispute arose as to whether the Local Partnership was in default under the Workout. The parties are in the process of negotiating the terms of a new agreement that provides for the forbearance of the aforementioned liability while admitting the lender or its affiliates to the Local Partnership as a 95% limited partner. In accordance with the new agreement being negotiated, the current administrative general partner, an affiliate of NAPICO, will withdraw completely from Blue Lake and the Partnership will retain a 5% limited partnership interest until 2004, at which time, all of the Partnership’s interests will be conveyed to the remaining partners. The Partnership’s investment in Blue Lake was zero at December 31, 2001 and 2000.

At December 31, 2001, the Summit I, II and III properties have approximately $552,000 in outstanding property taxes and judgment liens. The local general partner is currently attempting to negotiate discounted payments and/or payment plans for these items which, if unsuccessful, could result in foreclosure proceedings on all three properties. The Partnership’s carrying value of the investments in Summit I, Summit II and Summit III of approximately 3.2%, 1.4% and 4.6%, respectively, of the Partnership’s original portfolio investment, is zero.

The senior mortgagee for the Concept I and II properties has filed foreclosure actions against the properties. The second and third mortgagees have also filed claims for foreclosure of their mortgages. All three lenders are seeking deficiency judgments. The Local Partnerships have answered the claims and stipulated to the appointment of a receiver. A motion for summary judgement by the senior mortgagee is pending. The parties are in the process of negotiating a settlement. The Partnership has no investment balance related to these Local Partnerships.

The Partnership accounts for its investments in the Local Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Partnerships. Equity in losses of Local Partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital. The cumulative amount of the unrecognized equity in losses of unconsolidated limited partnerships was approximately $31,420,000 and $27,864,000 as of December 31, 2001 and 2000, respectively.

Distributions received from Local Partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

During 2001, the Partnership sold its interests in the Holden, Ticino, Hickory Green and Newbury Local Partnerships and realized a gain of $1,493,487 and net proceeds of $3,403,840. In addition, the lenders foreclosed on the Meadows and Dynes Local Partnerships in October 2001 and January 2002, respectively. At December 31, 2001 the Partnership had no investment balance related to these Local Partnerships.

Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. In addition, an annual partnership management fee in an amount equal to 0.5% of invested assets is payable to the General Partner and Special Limited Partner. The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of Partnership affairs. As of December 31,

2001, the fees and expenses due the General Partner and Special Limited Partner exceeded the Partnership’s cash. The partners, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

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
DECEMBER 31, 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
National Tax Credit Partners, L.P.
(A California limited partnership)

We have audited the accompanying balance sheets of National Tax Credit Partners, L.P. (a California limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners’ equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the index in item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain investee limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent 25 percent and 39 percent of total assets as of December 31, 2001 and 2000, respectively, and the equity in loss of these limited partnerships represents 19 percent, 22 percent and 22 percent of the total net loss of the Partnership for the years ended December 31, 2001, 2000 and 1999, respectively, and represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships were audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of National Tax Credit Partners, L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Los Angeles, California
April 5, 2002

NATIONAL TAX CREDIT PARTNERS, L.P.
(a California limited partnership)

BALANCE SHEETS

ASSETS

	2001	2000

INVESTMENTS IN LIMITED PARTNERSHIPS (Notes 1 and 2)	$6,112,879	$8,515,958
CASH AND CASH EQUIVALENTS (Note 1)	467,665	78,022

TOTAL ASSETS	$6,580,544	$8,593,980

LIABILITIES AND PARTNERS’ EQUITY

LIABILITIES:
Accrued fees and expenses due to partners (Note 4)	$4,851,514	$6,799,251
Capital contributions payable (Note 3)	266,841	266,841
Accounts payable and accrued expenses	200,436	282,687

	5,318,791	7,348,779
CONTINGENCIES (Note 6)
PARTNERS’ EQUITY	1,261,753	1,245,201

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$6,580,544	$8,593,980

The accompanying notes are an integral part of these financial statements.

NATIONAL TAX CREDIT PARTNERS, L.P.
(a California limited partnership)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999

INTEREST AND OTHER INCOME	$4,986	$4,133	$7,219

OPERATING EXPENSES:
Management fees — partners (Note 4)	606,263	637,090	692,952
Legal and accounting	42,623	153,731	43,333
General and administrative (Note 4)	152,062	121,989	85,486

Total operating expenses	800,948	912,810	821,771

LOSS FROM PARTNERSHIP OPERATIONS	(795,962)	(908,677)	(814,552)
GAIN ON SALE OF PARTNERSHIP INTERESTS (Note 2)	1,493,487	—	—
DISTRIBUTIONS FROM LIMITED PARTNERSHIPS RECOGNIZED AS INCOME	74,847	183,288	129,365
EQUITY IN LOSS OF LIMITED PARTNERSHIPS AND AMORTIZATION OF ACQUISITION COSTS (Note 2)	(755,820)	(615,785)	(2,435,384)

NET INCOME (LOSS)	$16,552	$(1,341,174)	$(3,120,571)

NET INCOME (LOSS) PER LIMITED PARTNERSHIP INTEREST (Note 1)	$1	$(56)	$(129)

The accompanying notes are an integral part of these financial statements.

NATIONAL TAX CREDIT PARTNERS, L.P.
(a California limited partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	Special
	Limited	General	Limited
	Partners	Partners	Partners	Total

PARTNERS’ EQUITY (DEFICIENCY), January 1, 1999	$1,000	$(461,754)	$6,167,700	$5,706,946
Net loss for 1999	—	(31,206)	(3,089,365)	(3,120,571)

PARTNERS’ EQUITY (DEFICIENCY), December 31, 1999	1,000	(492,960)	3,078,335	2,586,375
Net loss for 2000	—	(13,412)	(1,327,762)	(1,341,174)

PARTNERS’ EQUITY (DEFICIENCY), December 31, 2000	1,000	(506,372)	1,750,573	1,245,201
Net income for 2001	—	166	16,386	16,552

PARTNERS’ EQUITY (DEFICIENCY), December 31, 2001	$1,000	$(506,206)	$1,766,959	$1,261,753

The accompanying notes are an integral part of these financial statements.

NATIONAL TAX CREDIT PARTNERS, L.P.
(a California limited partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,552	$(1,341,174)	$(3,120,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in losses of limited partnerships and amortization of acquisition costs	755,820	615,785	2,435,384
Gain on sale of partnership interests	(1,493,487)	—	—
Increase (decrease) in:
Accrued fees and expenses due to partners	(1,947,737)	685,622	692,952
Accounts payable and accrued expenses	(82,251)	135,425	(100,352)

Net cash provided by (used in) operating activities	(2,751,103)	95,658	(92,587)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in investee partnerships:
Capital contributions to limited partnerships	(431,585)	(169,082)	(120,420)
Proceeds from sale of partnership interests	3,403,840
Distributions recognized as a return of capital	168,491	88,320	55,676

Net cash used in investing activities	3,140,746	(80,762)	(64,744)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	389,643	14,896	(157,331)
CASH AND CASH EQUIVALENTS, beginning of year	78,022	63,126	220,457

CASH AND CASH EQUIVALENTS, end of year	$467,665	$78,022	$63,126

The accompanying notes are an integral part of these financial statements.

NATIONAL TAX CREDIT PARTNERS, L.P.
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

1.	Summary of Significant Accounting Policies

Organization

National Tax Credit Partners, L.P. (the “Partnership”) was formed under the California Revised Limited Partnership Act and organized on March 7, 1989. The Partnership was formed to invest primarily in other limited partnerships which own and operate multifamily housing complexes that are eligible for low income housing tax credits or, in certain cases, for historic rehabilitation tax credits. The general partner of the Partnership (the “General Partner”) is National Partnership Investments Corp., a California corporation (“NAPICO”). Casden Investment Corporation owns 100% of NAPICO’s stock. The special limited partner of the Partnership (the “Special Limited Partner”) is PaineWebber T.C., Inc., a Delaware corporation. The business of the Partnership is conducted primarily by NAPICO.

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, a Maryland corporation (“AIMCO”) and certain of its subsidiaries, pursuant to which AIMCO will acquire Casden Properties Inc. and its subsidiaries, including NAPICO. The transactions are expected to close in February 2002.

The Partnership originally registered 14,000 units, consisting of 28,000 Limited Partnership Interests (“LPI”), and warrants to purchase a maximum of 14,000 Additional Limited Partnership Interests (“ALPI”). The term of the offering expired in June 1990, at which date the Partnership raised $59,749,000 from the sale of 16,336 LPI and warrants representing 7,563 ALPI.

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
DECEMBER 31, 2001

1.	Summary of Significant Accounting Policies (Continued)

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number (SFAS No.) 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 was effective immediately and SFAS 142 will be effective January 2002. The new standards are not expected to have a significant impact on the Partnership’s financial statements.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding during the year. The number of limited partnership interests was 23,899 for all years presented.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and bank certificates with an original maturity of three months or less. The Partnership has its cash and cash equivalents on deposit with high quality financial institutions.

NATIONAL TAX CREDIT PARTNERS, L.P.
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2001

1.	Summary of Significant Accounting Policies (Continued)

Impairment of Long-Lived Assets

The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment losses were recognized during the years ended December 31, 2001, 2000 and 1999.

2.	Investments in Limited Partnerships

The Partnership currently holds limited partnership interests in 26 local limited partnerships the “Local Partnerships”), located in 12 different states, after selling its interests in four properties and the lender foreclosed on one property in 2001. In addition, a lender foreclosed on one property in January 2002. As a limited partner of the Local Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the “Apartment Complexes”). The general partners responsible for management of the Local Partnerships (the “Local Operating General Partners”) are not affiliated with the General Partner of the Partnership, except as discussed below.

At December 31, 2001, the Local Partnerships own residential projects consisting of 2,310 apartment units.

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

The Partnership’s allocable share of losses from Local Partnerships are recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of unconsolidated limited partnerships was approximately $31,420,000 and $27,864,000 as of December 31, 2001 and 2000, respectively.

NATIONAL TAX CREDIT PARTNERS, L.P.
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2001

2.	Investments in Limited Partnerships (Continued)

Distributions from the Local Partnerships are accounted for as a return of capital until the investment balance is reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions received will be recognized as income.

During 2001, the Partnership sold its interests in the Holden, Ticino, Hickory Green and Newbury Local Partnerships and realized a gain of $1,493,487 and net proceeds of $3,403,840. In addition, the lenders foreclosed on the Meadows and Dynes Local Partnerships in October 2001 and January 2002, respectively. At December 31, 2001 the Partnership had no investment balance related to these Local Partnerships.

The following is a summary of the investments in and advances to Local Partnerships and reconciliation to the Local Partnerships accounts:

	2001	2000

Investment balance, beginning of year	$8,515,958	$9,050,981
Sale of properties	(1,910,353)	—
Capital contributions to limited partnerships	431,585	169,082
Equity in loss of limited partnerships	(705,473)	(544,406)
Amortization of capitalized acquisition costs and fees	(50,347)	(71,379)
Distributions recognized as a return of capital	(168,491)	(88,320)

Investment balance, end of year	$6,112,879	$8,515,958

The difference between the investment per the accompanying balance sheets at December 31, 2001 and 2000, and the equity per the Local Partnerships’ combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Partnerships, the Partnership’s recording of capital contributions payable to the Local Partnerships in its investment balance, costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

Blue Lake

Pursuant to the terms of a loan workout relating to the Blue Lake Local Partnership, dated March 25, 1995 (the “Workout”), NTCP was required to contribute an additional $266,841 to the Local Partnership over a ten year period. In exchange, the debt service on the property is payable out of net cash flow. No payments were made since 1998 and a dispute arose as to whether the Local Partnership was in default under the Workout (see Note 3). The parties are in the process of negotiating the terms of a new agreement that provides for the forbearance of the aforementioned liability while admitting the lender or its affiliates to the Local Partnership as a 95% limited partner. In accordance with the new agreement being negotiated, the current administrative general partner, an affiliate of NAPICO, will withdraw completely

NATIONAL TAX CREDIT PARTNERS, L.P.
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2001

2.	Investments in Limited Partnerships (Continued)

from Blue Lake and the Partnership will retain a 5% limited partnership interest until 2004, at which time, all of the Partnership’s interests will be conveyed to the remaining partners. The Partnership’s investment in Blue Lake at December 31, 2001 was zero.

Summit I, II and III

At December 31, 2001, the Summit I, II and III properties have approximately $552,000 in outstanding property taxes and judgment liens. The local general partner is currently attempting to negotiate discounted payments and/or payment plans for these items which, if unsuccessful, could result in foreclosure proceedings on all three properties. The Partnership’s carrying value of the investments in Summit I, Summit II and Summit III of approximately 3.2%, 1.4% and 4.6%, respectively, of the Partnership’s original portfolio investment, is zero.

Concept I and II

The senior mortgagee for the Concept I and II properties has filed foreclosure actions against the properties. The second and third mortgagees have also filed claims for foreclosure of their mortgages. All three lenders are seeking deficiency judgments. The Local Partnerships have answered the claims and stipulated to the appointment of a receiver. A motion for summary judgement by the senior mortgagee is pending. The parties are in the process of negotiating a settlement. The Partnership has no investment balance related to these Local Partnerships.

NATIONAL TAX CREDIT PARTNERS, L.P.
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2001

2.	Investments in Limited Partnerships (Continued)

Selected financial information from the combined financial statements of the Local Partnerships at December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 is as follows:

Balance Sheets

	2001	2000

	(in thousands)
Land and buildings, net	$73,516	$91,472

Total assets	$77,724	$97,518

Mortgages payable secured by real property	$78,987	$88,110

Total liabilities	$103,895	$116,504

Deficiency of National Tax Credit Partners, L.P.	$(24,113)	$(20,136)

(Deficiency) equity of other partners	$(2,058)	$1,150

Statements of Operations

	2001	2000	1999

	(in thousands)
Total revenues	$15,636	$18,655	$18,350

Interest expense	$6,807	$7,886	$7,336

Depreciation	$3,667	$4,189	$4,230

Total expenses	$19,882	$22,912	$27,650

Net loss	$(4,246)	$(4,257)	$(9,300)

Net loss allocable to the Partnership	$(3,830)	$(3,993)	$(8,830)

Included in expenses for 1999 are impairment losses related to certain Local Partnerships, in which the Partnership has a zero investment balance.

NATIONAL TAX CREDIT PARTNERS, L.P.
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2001

2.	Investments in Limited Partnerships (Continued)

An affiliate of the General Partner is the Local Operating General Partner in eleven of the Local Partnerships included above, and another affiliate receives property management fees of 4.5 percent of gross revenues from three of these Local Partnerships. The following sets forth the significant combined data for the Local Partnerships in which an affiliate of the General Partner was the Local Operating General Partner, reflected in the accompanying financial statements using the equity method of accounting:

	2001	2000	1999

	(in thousands)
Total assets	$25,459	$42,000

Total liabilities	$31,576	$48,940

Deficiency of National Tax Credit Partners, L.P.	$(6,763)	$(10,461)

Equity of other partners	$7,646	$3,521

Total revenue	$4,941	$7,728	$7,462

Net loss	$(1,331)	$(1,677)	$(1,566)

3.	Capital Contributions Payable

The capital contributions payable are unsecured and non-interest bearing. Pursuant to the terms of a new loan workout being negotiated relating to the Blue Lake Local Partnership (See Note 2), the Partnership will no longer be liable for unpaid capital contributions of $266,841. This amount will be written off to income upon execution of the agreement.

4.	Related-Party Transactions

Under the terms of the Restated Certificate and Agreement of the Limited Partnership, the Partnership is obligated to the General Partner and the Special Limited Partner for the following fees:

(a)	An annual Partnership management fee in an annual amount equal to 0.5 percent of invested assets (as defined in the partnership agreement) is payable to the General Partner and Special Limited Partner. Partnership management fees expensed were and $606,263, $637,090 and $692,952 for 2001, 2000 and 1999, respectively. At December 31, 2001 and 2000, $4,892,971 and $6,799,251, respectively, was due the General Partner and Special Limited Partner.

NATIONAL TAX CREDIT PARTNERS, L.P.
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2001

4.	Related-Party Transactions (Continued)

As of December 31, 2001, the fees and expenses due the General Partner and Special Limited Partner exceeded the Partnership’s cash. The partners, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

(b)	A property disposition fee is payable to the General Partner in an amount equal to the lesser of (i) one-half of the competitive real estate commission that would have been charged by unaffiliated third parties providing comparable services in the area where the apartment complex is located, or (ii) 3 percent of the sales price received in connection with the sale or disposition of the apartment complex or local partnership interest, but in no event will the property disposition fee and all amounts payable to unaffiliated real estate brokers in connection with any such sale exceed in the aggregate, the lesser of the competitive rate (as described above) or 6 percent of such sale price. Receipt of the property disposition fee will be subordinated to the distribution of sale or refinancing proceeds by the Partnership until the limited partners have received distributions from sale or refinancing proceeds in an aggregate amount equal to (i) their 10 percent priority return for any year not theretofore satisfied (as defined in the partnership agreement) and (ii) an amount equal to the aggregate adjusted investment (as defined in the partnership agreement) of the limited partners. No disposition fees have been paid.

(c)	The Partnership reimburses certain expenses to the General Partner. The reimbursement due to the General Partner was $56,628, $40,900 and $0 for the years ended December 31, 2001, 2000 and 1999, respectively, and is included in general and administrative expenses.

NTC is the Local Operating General Partner in eleven of the Partnership’s 26 Local Partnerships. In addition, NTC is either a special limited partner or a non-managing, administrative general partner in each Local Partnership.

An affiliate of the General Partner is responsible for the on-site property management for three Local Partnerships (Note 2). The Local Partnerships paid the affiliate property management fees of $123,780, $165,663 and $108,654 in 2001, 2000 and 1999, respectively.

NATIONAL TAX CREDIT PARTNERS, L.P.
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2001

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

The General Partner of the Partnership is a plaintiff in various lawsuits and has also been named as a defendant in other lawsuits (Note 2) arising from transactions in the ordinary course of business. In addition, the Partnership is involved in several suits. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

7.	Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosure about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. It is impracticable to estimate the fair value of the amounts due to partners due to their related party nature. The carrying amount of other assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

8.	Fourth-Quarter Adjustment

The Partnership’s policy is to record its equity in the loss of limited partnerships on a quarterly basis using estimated financial information furnished by the various local operating general partners. The equity in loss reflected in the accompanying annual financial statements is based primarily upon audited financial statements of the investee limited partnerships. The decrease in equity in loss of approximately $6,335 between the estimated nine-month equity in loss and the actual 2001 year end equity in loss has been recorded in the fourth quarter.

NATIONAL TAX CREDIT PARTNERS, L.P.
INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

SCHEDULE (Continued)

	Year ended December 31, 2001

		Capital		Cash	Equity	Amort
	BALANCE	Contri-	Acq	Distri-	in	of Acq	BALANCE
LIMITED	JANUARY 1,	butions	Costs/	butions	Income	Costs/	DECEMBER 31,
PARTNERSHIPS	2001	(Sale)	Fees	Received	(Loss)	Fees	2001

Apple Tree	$92,839	$	$	$(1,900)	$(26,946)	$(1,417)	$62,576
Blue Lake	—				—		—
ComFed	—				—		—
Concept I & II	—	41,452			(41,452)		—
Countryview Columbus	—	16,419			(16,419)		—
Dickens	—				—		—
Dynes Village	—	234,439			(234,439)		—
Genoa Plaza	32,172	500		(5,895)	(26,469)	(308)	—
Glenark	—	91,489			(91,489)		—
Grand Meadows	580,437				(94,928)	(3,814)	481,695
Grinnell Park	80,108	3,175		(1,518)	(25,164)	(215)	56,386
Hickory Green*	203,089	(203,089)					—
Holden Village*	—	—			—		—
Kimberly Court	16,892				(16,031)	(831)	30
The Meadows*	—	40,128			(40,128)		—
Mountain View I	802,644			(52,500)	28,426	(7,991)	770,579
Mountain View II	1,013,214			(52,500)	33,237	(7,991)	985,960
Newbury Place*	1,707,264	(1,707,264)			—	—	—
North Liberty Park	—	3,175			(3,175)		—
Paris Hotel	—				—		—
Rolling Hills	—				—		—
Rose City	360,604				(3,707)	(3,942)	352,956
Summit I	—	232			(232)		—
Summit II	—	232			(232)		—
Summit III	—	232			(232)		—
Torres de Plata I	—				—		—
Terrace Gardens	1,516,622	112		(32,500)	(34,150)	(13,251)	1,436,833
Ticino*	—				—		—
Tyrone Elderly	997,856			(21,678)	4,711	(5,186)	975,703
Victorian Park	—				—		—
Vinton Park School	1,112,217				(116,654)	(5,402)	990,161

	$8,515,958	$(1,478,768)	$—	$(168,491)	$(705,473)	$(50,347)	$6,112,879

*	The property was sold or foreclosed by the lender during 2001

NATIONAL TAX CREDIT PARTNERS, L.P.
INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

SCHEDULE (Continued)

	YEAR ENDED DECEMBER 31, 2000

		Capital		Cash	Equity	Amort
	BALANCE	Contri-	Acq	Distri-	in	of Acq	BALANCE
LIMITED	JANUARY 1,	butions	Costs/	butions	Income	Costs/	DECEMBER 31,
PARTNERSHIPS	2000	(Sale)	Fees	Received	(Loss)	Fees	2000

Apple Tree	$114,203	$	$	$	$(19,946)	$(1,418)	92,839
Blue Lake	—					—	—
ComFed	—					—	—
Concept I & II	—	28,000			(28,000)	—	—
Countryview Columbus	—					—	—
Dickens	—					—	—
Dynes Village	—	102,165			(102,165)	—	—
Genoa Plaza	80,026	650		(5,896)	(42,079)	(529)	32,172
Glenark	—	38,045			(38,045)	—	—
Grand Meadows	687,124				(102,875)	(3,812)	580,437
Grinnell Park	96,098	1,800		(1,518)	(16,057)	(215)	80,108
Hickory Green	261,372	53,032			(106,036)	(5,279)	203,089
Holden Village	—	73,350			(73,350)		—
Kimberly Court	48,388				(29,833)	(1,663)	16,892
The Meadows	—	18,000			(18,000)	—	—
Mountain View I	807,178	(32,500)			35,956	(7,990)	802,644
Mountain View II	1,075,575	(53,449)		(41,051)	40,129	(7,990)	1,013,214
Newbury Place	1,826,352	(101,000)		(11,568)	8,178	(14,698)	1,707,264
North Liberty Park	—	1,800			(1,800)		—
Paris Hotel	—						—
Rolling Hills	—						—
Rose City	271,115			(1,000)	94,430	(3,941)	360,604
Summit I	—	2,123			(2,123)		—
Summit II	—	2,255			(2,255)		—
Summit III	—	5,805			(5,805)		—
Torres de Plata I	—						—
Terrace Gardens	1,598,339			(11,454)	(57,010)	(13,253)	1,516,622
Ticino	—	26,506			(26,506)		—
Tyrone Elderly	1,004,763	2,500		(15,833)	11,614	(5,188)	997,856
Victorian Park	—						—
Vinton Park School	1,180,448				(62,828)	(5,403)	1,112,217

	$9,050,981	$169,082	$—	$(88,320)	$(544,406)	$(71,379)	8,515,958

NATIONAL TAX CREDIT PARTNERS, L.P.
INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

SCHEDULE (Continued)

	YEAR ENDED DECEMBER 31, 1999

		Capital		Cash	Equity	Amort
	BALANCE	Contri-	Acq	Distri-	in	of Acq	BALANCE
LIMITED	JANUARY 1,	butions	Costs/	butions	Income	Costs/	DECEMBER 31,
PARTNERSHIPS	1999	(Sale)	Fees	Received	(Loss)	Fees	1999

Apple Tree	$142,544	$	$	$(1,900)	$(25,023)	$(1,418)	114,203
Blue Lake	—				—	—	—
ComFed	—				—	—	—
Concept I & II	—	15,000			(15,000)	—	—
Countryview Columbus	1,237,019	—			(948,273)	(288,746)	—
Dickens	—				—	—	—
Dynes Village	—	31,000			(31,000)	—	—
Genoa Plaza	98,843	480			(18,768)	(529)	80,026
Glenark	—	89,000			(89,000)	—	—
Grand Meadows	806,657				(115,721)	(3,812)	687,124
Grinnell Park	105,688			(1,518)	(7,857)	(215)	96,098
Hickory Green	344,932				(78,281)	(5,279)	261,372
Holden Village	—	45,954			(45,954)		—
Kimberly Court	75,800				(25,749)	(1,663)	48,388
The Meadows	—	8,153			(8,153)	—	—
Mountain View I	887,560				(72,392)	(7,990)	807,178
Mountain View II	1,223,306	(50,000)			(89,741)	(7,990)	1,075,575
Newbury Place	2,016,514				(175,464)	(14,698)	1,826,352
North Liberty Park	—						—
Paris Hotel	—						—
Rolling Hills	—						—
Rose City	532,337			(1,000)	(256,281)	(3,941)	271,115
Summit I	—	(6,389)			6,389		—
Summit II	—	(6,389)			6,389		—
Summit III	—	(6,389)			6,389		—
Torres de Plata I	—						—
Terrace Gardens	1,746,196			(35,000)	(99,604)	(13,253)	1,598,339
Ticino	—						—
Tyrone Elderly	973,913			(16,258)	52,296	(5,188)	1,004,763
Victorian Park	—						—
Vinton Park School	1,230,312				(44,461)	(5,403)	1,180,448

	$11,421,621	$120,420	$—	$(55,676)	$(2,075,259)	$(360,125)	9,050,981

SCHEDULE
(Continued)

NATIONAL TAX CREDIT PARTNERS, L.P.
INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTES:	1.	Equity in losses represents the Partnership’s allocable share of the net loss from the Local Partnerships for the year. Equity in losses of the Local Partnerships will be recognized until the investment balance is reduced to zero or a negative balance equal to further commitments by the Partnership.

	2.	Cash distributions from the Local Partnerships are treated as a return of the investment and reduce the investment balance until such time as the investment is reduced to zero or a negative balance equal to further commitments by the Partnership. Distributions subsequently received will be recognized as income.

NATIONAL TAX CREDIT PARTNERS, L.P. REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS IN WHICH NTCP HAS INVESTMENTS DECEMBER 31, 2001	SCHEDULE III

				Buildings, Furnishings
				and Equipment	Total
	Number	Outstanding		Amount Carried	Land, Buildings
	of	Mortgage		at Close of	Furnishings and	Accumulated
Partnership/Location	Units	Loan	Land	Period	Equipment	Depreciation

Apple Tree Associates	24	$883,548	$74,000	$1,251,132	$1,325,132	$388,224
Brigham City, UT
Blue Lake	106	4,750,000	335,000	681,596	1,016,596	0
Miami, FL
ComFed Qualified Housing Limited	116	2,508,496	385,467	4,219,956	4,605,423	1,995,687
Partnership III
Omaha, NE
Concept I & II Limited Partnerships	40	855,863	131,600	2,440,871	2,572,471	850,629
Cleveland, OH
Countryview Columbus Limited	152	5,717,554	320,000	7,290,177	7,610,177	2,145,683
Canal Winchester, OH
Dickens Associates II	34	1,234,612	105,000	2,303,395	2,408,395	720,007
Chicago, IL
Dynes Village Associates Limited	42	755,000	65,000	1,080,420	1,145,420	234,756
Cleveland, OH
Genoa Plaza Limited Partnership	48	1,317,926	98,024	1,704,719	1,802,743	571,014
Genoa City, WI
Glenark Associates Limited	67	2,816,233	45,525	4,195,223	4,240,748	707,387
Woonsocket, RI
Grand Meadows II Limited	64	1,861,207	112,000	3,476,179	3,588,179	1,140,046
Grand Blanc, MI
Grinnell Park Limited	24	593,718	48,400	804,472	852,872	0
Grinnell, PA
Kimberly Court	24	1,467,707	233,900	1,742,306	1,976,206	597,193
Seward, AK
Mountain View Limited I	120	2,585,639	685,819	4,181,840	4,867,659	1,340,480
Lawrence, MA
Mountain View Limited II	159	3,824,013	866,212	5,191,215	6,057,427	1,660,562
Lawrence, MA
North Liberty Park Limited	24	595,014	47,811	735,190	783,001	283,757
North Liberty, IA
Paris Hotel Limited Partnership	17	975,483	179,160	1,675,053	1,854,213	507,477
Denver, CO
Rolling Hills Apts. Limited	232	4,742,380	800,000	11,690,945	12,490,945	3,900,935
Santoga, PA
Rose City	264	8,450,399	463,955	10,075,870	10,539,825	3,896,553
Portland, OR
Art Museum — Summit I (Wallace)	17	1,595,160	0	0	—	0
Philadelphia, PA
Art Museum — Summit II (Bergdoll)	9	50,328	0	0	—	0
Philadelphia, PA
Art Museum — Summit III (Chandler)	25	2,391,333	0	0	—	0
Philadelphia, PA
Terrace Gardens Limited Partnership	150	4,632,043	1,522,369	8,115,863	9,638,232	3,802,083

				Buildings, Furnishings
				and Equipment	Total
	Number	Outstanding		Amount Carried	Land, Buildings
	of	Mortgage		at Close of	Furnishings and	Accumulated
Partnership/Location	Units	Loan	Land	Period	Equipment	Depreciation

Lemon Grove, CA
Torres de Plata I	72	2,992,607	161,280	3,744,551	3,905,831	1,541,016
Toa Alta, PR
Tyrone Elderly Limited Partnership	100	2,783,512	100,000	4,906,538	5,006,538	1,549,998
Tyrone, PA
Victorian Park	336	17,963,006	1,737,727	18,118,263	19,855,990	9,009,522
Streamwood, IL
Vinton/Park School Apts. Limited	44	644,090	145,500	2,744,442	2,889,942	675,310
Omaha, NE

TOTAL	2,310	$78,986,871	$8,663,749	$102,370,216	$111,033,965	$37,518,319

SCHEDULE III (Continued)

REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
HELD BY LOCAL PARTNERSHIPS
IN WHICH NTCP HAS INVESTMENTS
DECEMBER 31, 2001

NOTES:	1.	Each Local Partnership has developed and now owns and operates an Apartment Complex. Substantially all project costs, including construction period interest expense, were capitalized by the Local Partnerships.

	2.	Depreciation is provided for by various methods over the estimated useful lives of the Apartment Complexes. The estimated composite useful lives of the buildings are generally from 25 to 40 years.

	3.	Investments in property and equipment:

		Buildings,
		Furnishings and
	Land	Equipment	Total

Balance, January 1, 1998	$10,123,597	$124,609,851	$134,733,448
Net addition during the year	—	1,716,284	1,716,284

Balance, December 31, 1998	10,123,597	126,326,135	136,449,732
Net retirements during the year	—	(3,287,125)	(3,287,125)

Balance, December 31, 1999	10,123,597	123,039,010	133,162,607
Net addition during the year	—	309,536	309,536

Balance, December 31, 2000	10,123,597	123,348,546	133,472,143
Foreclosures/Sales of Properties	(1,459,848)	(19,000,984)	(20,460,832)
Net retirements during the year	—	(1,977,346)	(1,977,346)

Balance, December 31, 2001	$8,663,749	$102,370,216	$111,033,965

SCHEDULE III (Continued)

NATIONAL TAX CREDIT PARTNERS, L.P.
REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
HELD BY LOCAL PARTNERSHIPS
IN WHICH NTCP HAS INVESTMENTS
DECEMBER 31, 2001

Buildings,
Furnishings and
Accumulated Depreciation:	Equipment

Balance, January 1, 1999	$36,951,271
Net additions during the year	1,052,807

Balance, December 31, 1999	38,004,078
Net additions during the year	3,996,423

Balance, December 31, 2000	42,000,501
Foreclosures/Sales of Properties	(5,769,891)
Net additions during the year	1,287,709

Balance, December 31, 2001	$37,518,319

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

National Tax Credit Partners, L.P. (the “Partnership”) has no directors or executive officers of its own.

Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation (“CIC”), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P., (the “Operating Partnership”) a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. On March 11, 2002, NAPICO became a wholly owned subsidiary of Apartment Investment and Management Company. The following biographical information is presented for the directors and executive officers of NAPICO with principal responsibility for the Partnership’s affairs.

Charles H. Boxenbaum, 72, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

Mr. Boxenbaum has been associated with NAPICO since its inception. He has been active in the real estate industry since 1960, and prior to joining NAPICO was a real estate broker with the Beverly Hills firm of Carl Rhodes Company. Mr. Boxenbaum has been a member of the Board of Directors of Casden Properties Inc. since 1998.

Mr. Boxenbaum has been a guest lecturer at national and state realty conventions, certified properties exchanger’s seminars, Los Angeles Town Hall, National Association of Home Builders, International Council of Shopping Centers, Society of Conventional Appraisers, California Real Estate Association, National Institute of Real Estate Brokers, Appraisal Institute, various mortgage banking seminars, and the North American Property Forum held in London, England. He is one of the founders and a past director of the First Los Angeles Bank, organized in November 1974. Since March 1995, Mr. Boxenbaum has served on the Board of Directors of the National Housing Council. Mr. Boxenbaum received his Bachelor of Arts degree from the University of Chicago.

Bruce E. Nelson, 50, President, Chief Operating Officer and a director of NAPICO.

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

Alan I. Casden, 56, Chairman of the Board of Directors and Chief Executive Officer of Casden Properties Inc., a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

Mr. Casden has been involved in approximately $3 billion of real estate financings and sales and has been responsible for the development and construction of more than 12,000 apartment units and 5,000 single-family homes and condominiums.

Mr. Casden is a member of the American Institute of Certified Public Accountants and of the California Society of Certified Public Accountants. Mr. Casden is a member of the advisory board of the National Multi-Family Housing Conference, the Multi-Family Housing Council, the President’s Council of the California Building Industry Association and the Urban Land Institute. He also serves on the Board of Trustees of the University of Southern California. He holds a Bachelor of Science degree and a Masters in Business Administration degree from the University of Southern California.

Brian H. Shuman, 39, Senior Vice President and Chief Financial Officer.

Mr. Shuman joined NAPICO in 2000, and is responsible for the financial affairs of NAPICO, as well as the limited partnerships sponsored by it. From 1996 until joining NAPICO in August 2000, Mr. Shuman was Vice President — Finance for Preferred Health Management Inc., the largest provider of worker compensation diagnostic imaging services in California formed in 1996, and was responsible for establishing and managing the accounting, billing, collection , treasury and financial reporting departments. From 1994 to 1996, he was the Controller for DVI Business Credit Corporation, which provides asset based lending to a wide range of health concerns. From 1985 to 1994, Mr. Shuman served in senior management positions, as a director or manager of finance, a portfolio tax analyst, and a senior accountant/tax consultant. He holds a Bachelor of Arts degree in economics and accounting from the University of Maryland. Mr. Shuman is a Certified Public Accountant and is a member of American Institute of Certified Public Accountants and the California Society of Public Accountants.

Patricia W. Toy, 72, Senior Vice President — Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

Jeffrey H. Sussman, 35, Senior Vice President, General Counsel and Secretary.

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

NAPICO and several of its officers, directors and affiliates, including Charles H. Boxenbaum, Bruce E. Nelson and Alan I. Casden, consented to the entry, on June 25, 1997, of an administrative cease and desist order by the U.S. Securities and Exchange Commission (the “Commission”), without admitting or denying any of the findings made by the Commission. The Commission found that NAPICO and others had violated certain federal securities laws in connection with transactions unrelated to the Partnership. The Commission’s order did not impose any cost, burden or penalty on any partnership managed by NAPICO and does not impact NAPICO’s ability to serve as the Partnership’s Managing General Partner.

ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS:

     National Tax Credit Partners, L.P. has no officers, employees, or directors. However, under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to the General Partner and Special Limited Partner for the following fees:

(a)	An annual partnership management fee in an amount equal to 0.5 percent of invested assets (as defined) is payable to the General Partner and Special Limited Partner. The management fee was $606,263, $637,090 and $692,956 for the years ended December 31, 2001, 2000 and 1999, respectively.

(b)	A property disposition fee is payable to the General Partner in an amount equal to the lesser of (i) one-half of the competitive real estate commission that would have been charged by unaffiliated third parties providing comparable services in the area where the Apartment Complex is located, or (ii) 3 percent of the sale price received in connection with the sale or disposition of the Apartment Complex or Local Partnership Interest, but in no event will the Property Disposition Fee and all amounts payable to unaffiliated real estate brokers in connection with any such sale exceed in the aggregate the lesser of the competitive rate (as described above) or 6 percent of such sale price. Receipt of the Property Disposition Fee will be subordinated to the distribution of Sale or Refinancing Proceeds by the Partnership until the Limited Partners have received distributions of Sale or Refinancing Proceeds in an aggregate amount equal to (i) their 10 percent Priority Return for any year not theretofore satisfied and (ii) an amount equal to the aggregate adjusted investment (as defined) of the limited partners. No disposition fees have been paid.

(c)	The Partnership reimburses certain expenses to the General Partner. The reimbursement due to the General Partner was $56,628, $40,900 and $0 for the years ended December 31, 2001, 2000 and 1999, respectively.

(d)	An affiliate of the General Partner is responsible for the on-site property management for eight, eight and two Local Partnerships in 2001, 2000 and 1999, respectively. The Local Partnerships paid the affiliate property management fees of $123,780, $165,663 and $108,654 in 2001, 2000 and 1999, respectively.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

Reports of Independent Public Accountants.

Financial Statements

Report of Independent Public Accountants.

Balance Sheets as of December 31, 2001 and 2000.

Statements of Operations for the years ended December 31, 2001, 2000 and 1999.

Statements of Partners’ Equity (Deficiency) for the years ended December 31, 2001, 2000 and 1999.

Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

Notes to Financial Statements.

Financial Statement Schedules Applicable to National Tax Credit Partners, L.P. and the Limited Partnerships in which National Tax Credit Partners, L.P. has investments

Schedule — Investments in Local Limited Partnerships, December 31, 2001, 2000 and 1999.

Schedule III — Real Estate and Accumulated Depreciation, December 31, 2001.

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

Reports on Form 8-K

     No reports on Form 8-K were filed during the year ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Los Angeles, State of California.

NATIONAL TAX CREDIT PARTNERS, L.P.

By:	NATIONAL PARTNERSHIP INVESTMENTS CORP. General Partner

/s/ CHARLES H. BOXENBAUM Charles H. Boxenbaum Chairman of the Board of Directors and Chief Executive Officer

/s/ BRUCE E. NELSON Bruce E. Nelson Director and President

/s/ ALAN I. CASDEN Alan I. Casden Director

/s/ BRIAN H. SHUMAN Brian H. Shuman Chief Financial Officer