Form 10QSB
period 2002-03-31
NATIONAL TAX CREDIT PARTNERS L P
filed 2002-05-15
CIK 847415

FORM 10-QSB—QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
Quarterly or Transitional Report

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

     (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-18541

NATIONAL TAX CREDIT PARTNERS, L.P.

(A California Limited Partnership)

California (State or other jurisdiction of incorporation or organization)	95-4205231 (I.R.S. Employer Identification No.)

9090 Wilshire Blvd., Suite 201,
Beverly Hills, California 90211
(Address of principal executive offices)

(310) 278-2191
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

NATIONAL TAX CREDIT PARTNERS, L.P.
(a California limited partnership)

INDEX TO FORM 10-QSB

FOR THE QUARTER ENDED MARCH 31, 2002

NATIONAL TAX CREDIT PARTNERS, L.P.
(a California limited partnership)

BALANCE SHEET

MARCH 31, 2002
(Unaudited)

ASSETS

INVESTMENTS IN LIMITED PARTNERSHIPS
(Note 2)	$6,021,856
CASH AND CASH EQUIVALENTS	289,824

TOTAL ASSETS	$6,311,680

LIABILITIES AND PARTNERS’ EQUITY
LIABILITIES:
Accrued fees and expenses due to partners (Notes 4 and 5)	$5,015,080
Capital contributions payable (Note 3)	266,841
Accounts payable and accrued expenses	213,452

5,495,373
CONTINGENCIES (Note 5)
PARTNERS’ EQUITY	816,307

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$6,311,680

The accompanying notes are an integral part of these financial statements.

NATIONAL TAX CREDIT PARTNERS, L.P.
(a California limited partnership)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(Unaudited)

	2002	2001

INTEREST AND OTHER INCOME	$1,188	$1,026

OPERATING EXPENSES:
Management fees — partners (Note 4)	138,201	159,273
Legal and accounting	54,646	25,084
General and administrative (Note 4)	56,479	32,982

Total operating expenses	249,326	217,339

LOSS FROM PARTNERSHIP OPERATIONS	(248,138)	(216,313)
DISTRIBUTIONS FROM LIMITED PARTNERSHIPS RECOGNIZED AS INCOME (Note 2)	—	6,450
EQUITY IN LOSS OF LIMITED PARTNERSHIPS AND AMORTIZATION OF ACQUISITION COSTS (Note 2)	(197,308)	(113,000)

NET LOSS	$(445,446)	$(322,863)

NET LOSS PER LIMITED PARTNERSHIP INTEREST (Note 1)	$(18)	$(13)

The accompanying notes are an integral part of these financial statements.

NATIONAL TAX CREDIT PARTNERS, L.P.
(a California limited partnership)

STATEMENT OF PARTNERS’ EQUITY (DEFICIENCY)
FOR THE THREE MONTHS ENDED MARCH 31, 2002
(Unaudited)

	Special
	Limited	General	Limited
	Partners	Partners	Partners	Total

PARTNERSHIP INTERESTS			23,899

PARTNERS’ EQUITY (DEFICIENCY),
January 1, 2002	$1,000	$(506,206)	$1,766,959	$1,261,753
Net loss for the three months ended March 31, 2002	—	(4,454)	(440,992)	(445,446)

PARTNERS’ EQUITY (DEFICIENCY),
March 31, 2002	$1,000	$(510,660)	$1,325,967	$816,307

The accompanying notes are an integral part of these financial statements.

NATIONAL TAX CREDIT PARTNERS, L.P.
(a California limited partnership)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(Unaudited)

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(445,446)	$(322,863)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity in losses of limited partnerships and amortization of acquisition costs	197,308	113,000
Increase (decrease) in:
Due from affiliates	—	(3,000)
Accrued fees and expenses due to partners	163,566	335,400
Accounts payable and accrued expenses	13,016	(9,114)

Net cash (used in) provided by operating activities	(71,556)	113,423

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in investee partnerships:
Capital contributions to limited partnerships	(126,285)	(105,368)
Distributions recognized as a return of capital	20,000	28,396

Net cash used in investing activities	(106,285)	(76,972)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(177,841)	36,451
CASH AND CASH EQUIVALENTS, beginning of period	467,665	78,022

CASH AND CASH EQUIVALENTS, end of period	$289,824	$114,473

The accompanying notes are an integral part of these financial statements.

NATIONAL TAX CREDIT PARTNERS, L.P.
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2002

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements. Accordingly, the financial statements included herein should be reviewed in conjunction with the audited financial statements and related notes thereto contained in the National Tax Credit Partners, L.P. (the “Partnership”) annual report for the year ended December 31, 2001. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002, and the results of operations and changes in cash flows for the three months then ended.

Organization

The Partnership, formed under the California Revised Limited Partnership Act, was organized on March 7, 1989. The Partnership was formed to invest primarily in other limited partnerships which own or lease and operate multifamily housing complexes that are eligible for low-income housing tax credits or, in certain cases, historic rehabilitation tax credits (“Tax Credits”). The Partnership originally registered 14,000 units, consisting of 28,000 Limited Partnership Interests (“LPI”), and warrants to purchase a maximum of 14,000 Additional Limited Partnership Interests (“ALPI”). The term of the offering expired in September 1990, at which date the Partnership raised $59,749,000 from the sale of 16,336 LPI and warrants representing 7,563 ALPI.

The general partner of the Partnership (the “General Partner”) is National Partnership Investments Corp. (“NAPICO”), a California corporation. Prior to March 11, 2002, Casden Properties Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation (“CIC”). CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting common stock of NAPICO prior to March 11, 2002. The special limited partner of the Partnership (the “Special Limited Partner”) is PaineWebber T.C., Inc., a Delaware corporation.

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, a Maryland corporation (“AIMCO”) and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including NAPICO.

The General Partner has a one percent interest in operating profits and losses of the Partnership. The limited partners will be allocated the remaining 99 percent interest in proportion to their respective investments.

NATIONAL TAX CREDIT PARTNERS, L.P.
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

MARCH 31, 2002

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Partnership shall continue in full force and effect until December 31, 2029, unless terminated prior to that, pursuant to the partnership agreement or law.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Recent Accounting Pronouncements

In July 2001, Statement of Financial Accounting Standards Number (SFAS No.) 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” were issued. SFAS No. 141 was effective immediately and SFAS 142 was effective January 2002. In June 2001, SFAS No. 143, “Accounting for Asset Retirement Obligations” was issued. In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued. The new standards are not expected to have a significant impact on the Partnership’s financial statements.

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

MARCH 31, 2002

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2 — INVESTMENTS IN LIMITED PARTNERSHIPS

The Partnership currently holds limited partnership interests in 25 local limited partnerships (“Local Partnerships”), located in 12 different states. As a limited partner of the Local Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the “Apartment Complexes”). The general partners responsible for management of the Local Partnerships (the “Local Operating General Partners”) are not affiliated with the General Partner of the Partnership, except as discussed below.

At March 31, 2002, the Local Partnership’s own residential projects consisted of 2,268 apartment units.

The Partnership, as a limited partner in each Local Partnership, is generally entitled to 99 percent of the operating profits and losses of the Local Partnerships. National Tax Credit, Inc. (“NTC”), an affiliate of the General Partner, serves either as a special limited partner or non-managing administrative general partner in which case it receives .01 percent of operating profits and losses of the Local Partnership, or as the Local Operating General Partner of the Local Partnership in which case it is entitled to .09 percent of operating profits and losses of the Local Partnership. The Partnership is also generally entitled to receive 50 percent of the net cash flow generated by the Apartment Complexes, subject to repayment of any loans made to the Local Partnerships (including loans provided by NTC or an affiliate), repayment for funding of development deficit and operating deficit guarantees by the Local Operating General Partners or their affiliates (excluding NTC and its affiliates), and certain priority payments to the Local Operating General Partners other than NTC or its affiliates.

The Partnership’s allocable share of losses from Local Partnerships are recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was in the aggregate approximately $32,424,000 as of March 31, 2002.

NATIONAL TAX CREDIT PARTNERS, L.P.
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

MARCH 31, 2002

NOTE 2 — INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

Distributions from the Local Partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received will be recognized as income.

The following is a summary of the investment in Local Partnerships for the three months ended March 31, 2002:

Balance, beginning of period	$6,112,879
Capital contributions	126,285
Equity in losses of limited partnerships	(185,008)
Amortization of capitalized acquisition costs	(12,300)
Distributions recognized as a return of capital	(20,000)

Balance, end of period	$6,021,856

The following are unaudited combined estimated statements of operations for the three months ended March 31, 2002 and 2001 for the limited partnerships in which the Partnership has investments:

	Three months	Three months
	ended	ended
	March 31, 2002	March 31, 2001

Revenues
Rental and other	$3,909,000	$4,663,000

Expenses
Depreciation	917,000	1,047,000
Interest	1,702,000	1,972,000
Operating	2,352,000	2,709,000

	4,971,000	5,728,000

Net loss	$(1,062,000)	$(1,065,000)

Dynes

In March 2002, the Dynes property, which consists of 42 apartment units, was foreclosed upon by the lender. The Partnership’s investment in Dynes was zero and no loss resulted from the foreclosure.

Blue Lake

Pursuant to the terms of a loan workout relating to the Blue Lake Local Partnership, dated March 25, 1995 (the “Workout”), NTCP was required to contribute an additional $266,841 to the Local Partnership over a ten year period. In exchange, the debt service on the property is payable out of net cash flow. No payments were made since 1998 and a dispute arose as to whether the Local Partnership was in default under the Workout (see Note 3). The parties are in the process of negotiating the terms of a new agreement that provides for the forbearance of the aforementioned liability while admitting the lender or its affiliates to the Local Partnership as a 95% limited partner. In accordance with the new agreement being negotiated,

NATIONAL TAX CREDIT PARTNERS, L.P.
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

MARCH 31, 2002

NOTE 2 — INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

the current administrative general partner, an affiliate of NAPICO, will withdraw completely from Blue Lake and the Partnership will retain a 5% limited partnership interest until 2004, at which time, all of the Partnership’s interests will be conveyed to the remaining partners. The Partnership’s investment in Blue Lake at March 31, 2002 was zero.

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

Concept I and II

The senior mortgagee for the Concept I and II properties has filed foreclosure actions against the properties. The second and third mortgagees have also filed claims for foreclosure of their mortgages. All three lenders are seeking deficiency judgments. The Local Partnerships have answered the claims and stipulated to the appointment of a receiver. A motion for summary judgment by the senior mortgagee is pending. The parties are in the process of negotiating a settlement. The Partnership has no investment balance related to these Local Partnerships.

NOTE 3 — CAPITAL CONTRIBUTION PAYABLE

The capital contributions payable are unsecured and non-interest bearing. Pursuant to the terms of a new loan workout being negotiated relating to the Blue Lake Local Partnership (see Note 2), the Partnership will no longer be liable for unpaid capital contributions of $266,841. This amount will be written off to income upon execution of the agreement.

NOTE 4 — RELATED-PARTY TRANSACTIONS

Under the terms of the Amended and Restated Agreement of the Limited Partnership, the Partnership is obligated to pay the General Partner and the Special Limited Partner the following fees:

(a)	An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner and Special Limited Partner. For the three months ended March 31, 2002 and 2001 approximately $138,000 and $159,000, respectively, has been expensed. The unpaid balance at March 31, 2002 is $5,015,080.

As of March 31, 2002, the fees and expenses due the General Partner and Special Limited Partner exceeded the Partnership’s cash. The partners, during the forthcoming year, will not demand

NATIONAL TAX CREDIT PARTNERS, L.P.
(a California limited partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

MARCH 31, 2002

NOTE 4 — RELATED-PARTY TRANSACTIONS (Continued)

payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

(b)	A property disposition fee is payable to the General Partner in an amount equal to the lesser of (i) one-half of the competitive real estate commission that would have been charged by unaffiliated third parties providing comparable services in the area where the apartment complex is located, or (ii) 3 percent of the sales price received in connection with the sale or disposition of the apartment complex or local partnership interest, but in no event will the property disposition fee and all amounts payable to unaffiliated real estate brokers in connection with any such sale exceed in the aggregate, the lesser of the competitive rate (as described above) or 6 percent of such sale price. Receipt of the property disposition fee will be subordinated to the distribution of sale or refinancing proceeds by the Partnership until the limited partners have received distributions of sale or refinancing proceeds in an aggregate amount equal to (i) their 10 percent priority return for any year not theretofore satisfied (as defined in the partnership agreement) and (ii) an amount equal to the aggregate adjusted investment (as defined in the partnership agreement) of the limited partners. No disposition fees have been paid.

(c)	The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $14,157 for the three months ended March 31, 2002 and 2001, and is included in administrative expenses.

NTC is the Local Operating General Partner in eleven of the Partnership’s 26 Local Partnerships. In addition, NTC is either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner is currently managing three properties owned by Local Partnerships. The Local Partnerships pay the affiliate property management fees in the amount of 4.5 percent to 7 percent of their gross rental revenues. The amounts paid were approximately $31,000 and $41,000 for the three months ended March 31, 2002 and 2001, respectively.

NOTE 5 — CONTINGENCIES

The General Partner and the Partnership, are involved in various lawsuits and has also been named as a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

NOTE 6 — FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, “Disclosure about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. The carrying amount of other assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

NATIONAL TAX CREDIT PARTNERS, L.P.
(a California limited partnership)

MARCH 31, 2002

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

The Partnership received proceeds totaling $59,749,000 from the sale of Limited Partnership Interests, pursuant to a registration statement filed on Form S-11 which sale commenced in June 1989 and terminated in June 1990. This amount included $18,907,500 from the sale of 7,563 Additional Limited Partnership Interests. The proceeds have been used to invest in Local Partnerships which own and operate Apartment Complexes that are eligible for Tax Credits.

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

The Partnership’s cash reserves as of March 31, 2002 were approximately $290,000. In order to replenish NTCP’s reserves, NTCP intends to generate additional cash from sales and refinancing certain properties owned by Local Partnerships.

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

NATIONAL TAX CREDIT PARTNERS, L.P.
(a California limited partnership)

MARCH 31, 2002

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

The Partnership, as a limited partner in the Local Partnerships in which it has invested, is subject to the risks incident to the construction, management, and ownership of improved real estate. The Partnership investments are also subject to adverse general economic conditions, and accordingly, the status of the national economy, including substantial unemployment and concurrent inflation, could increase vacancy levels, rental payment defaults, and operating expenses, which in turn, could substantially increase the risk of operating losses for the Apartment Complexes. Certain of the Local Partnerships and their respective Apartment Complexes are subject to litigation and operating problems. See “Legal Proceedings” in Part II and the information which follows.

NATIONAL TAX CREDIT PARTNERS, L.P.
(a California limited partnership)

MARCH 31, 2002

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Blue Lake

Pursuant to the terms of a loan workout relating to the Blue Lake Local Partnership, dated March 25, 1995 (the “Workout”), NTCP was required to contribute an additional $266,841 to the Local Partnership over a ten year period. In exchange, the debt service on the property is payable out of net cash flow. No payments were made since 1998 and a dispute arose as to whether the Local Partnership was in default under the Workout (see Note 3). The parties are in the process of negotiating the terms of a new agreement that provides for the forbearance of the aforementioned liability while admitting the lender or its affiliates to the Local Partnership as a 95% limited partner. In accordance with the new agreement being negotiated, the current administrative general partner, an affiliate of NAPICO, will withdraw completely from Blue Lake and the Partnership will retain a 5% limited partnership interest until 2004, at which time, all of the Partnership’s interests will be conveyed to the remaining partners. The Partnership’s investment in Blue Lake at March 31, 2002 was zero.

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

The Partnership’s income consists primarily of interest income earned on certificates of deposit and other temporary investment of funds not required for investment in Local Partnerships.

NATIONAL TAX CREDIT PARTNERS, L.P.
(a California limited partnership)

MARCH 31, 2002

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

NATIONAL TAX CREDIT PARTNERS, L.P.
(a California limited partnership)

MARCH 31, 2002

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 2002, the Partnership’s General Partner was involved in various lawsuits. None of these suits are related to the Partnership. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	No exhibits are required per the provision of Item 6 of regulation S-B and no reports on Form 8-K were filed during the quarter ended March 31, 2002.

NATIONAL TAX CREDIT PARTNERS, L.P.
(a California limited partnership)

MARCH 31, 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL TAX CREDIT PARTNERS, L.P. (a California limited partnership)

By:	National Partnership Investments Corp. General Partner

By:	/s/ PETER KOMPANIEZ Peter Kompaniez President

Date:	May 15, 2002

By:	/s/ BRIAN H. SHUMAN Brian H. Shuman Chief Financial Officer

Date:	May 15, 2002