Form 10QSB
period 2002-06-30
NATIONAL TAX CREDIT PARTNERS L P
filed 2002-08-19
CIK 847415

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002


[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934

              For the transition period from __________ to __________

                        Commission file number 0-18541


                      NATIONAL TAX CREDIT PARTNERS, L.P.
                      (A California Limited Partnership)


          California                                            95-4205231
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


                          55 Beattie Place, PO Box 1089
                        Greenville, South Carolina 29602
                      (Address of principal executive offices)

                                 (864) 239-1000
                           (Issuer's telephone number)

                        9090 Wilshire Blvd., Suite 201,
                       Beverly Hills, California  90211
                      (Address of principal executive offices)

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2002




PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements and Notes to Financial Statements

            Balance Sheet, June 30, 2002...................................1

            Statements of Operations
                 Three and Six Months Ended June 30, 2002 and 2001.........2

            Statement of Partners' Equity (Deficiency)
                 Six Months Ended June 30, 2002............................3

            Statements of Cash Flows
                 Six Months Ended June 30, 2002 and 2001...................4

            Notes to Financial Statements .................................5

      Item 2.  Management's Discussion and Analysis or Plan of
               Operation..................................................11


PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings..........................................14

      Item 6.  Exhibits and Reports on Form 8-K...........................14

      Signatures . . . . . . . . . . . . . . .............................15

      Exhibits. . . . . . . . . . . . . . ................................16

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                         NATIONAL TAX CREDIT PARTNERS, L.P.
                         (a California limited partnership)

                                  BALANCE SHEET

                                  JUNE 30, 2002
                                   (Unaudited)



                          ASSETS

Investments in limited partnerships (Note 2)                                 $ 4,316,962
Cash and cash equivalents                                                        428,300

       Total assets                                                          $ 4,745,262

      LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

Liabilities:
   Accrued fees due to partners (Note 4)                                     $ 4,663,860
   Capital contributions payable (Note 3)                                        266,841
   Accounts payable and accrued expenses                                         109,737
Contingencies (Note 5)                                                         5,040,438
Partners' equity (deficiency):
   Special limited partner                                   $ (521,775)
   General partners                                                1,000
   Limited partners                                              225,599        (295,176)

       Total liabilities and partners' equity (deficiency)
                                                                             $ 4,745,262

     The accompanying notes are an integral part of these financial statements.

                         NATIONAL TAX CREDIT PARTNERS, L.P.
                         (a California limited partnership)

                            STATEMENTS OF OPERATIONS

             FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)



                                            Three Months Ended            Six Months Ended
                                                 June 30,                     June 30,
                                            2002          2001          2002           2001

   Interest income                         $ 1,306        $ 219        $ 2,494       $ 1,245

   Operating Expenses:
     Management fees - partners (Note        138,201       159,273       276,402       318,546
   4)
     General and administrative (Note         (4,951)       37,433        51,528        70,415
   4)
     Legal and accounting                     (9,758)      (85,061)       44,888       (59,977)
          Total operating expenses           123,492       111,645       372,818       328,984

   Loss from Partnership operations         (122,186)     (111,426)     (370,324)     (327,739)
   Gain on sale of limited partnership
     interest (Note 2)                            --     1,928,471            --     1,928,471
   Impairment loss (Note 2)                 (920,600)           --      (920,600)           --
   Distributions from limited
   partnerships
     recognized as income (Note 2)            61,450        58,000        61,450        64,450
   Equity in loss of limited
   partnerships
     and amortization of acquisition
   costs
     (Note 2)                               (130,147)     (516,748)     (327,455)     (629,744)

   Net (loss) income                     $(1,111,483)  $ 1,358,297   $(1,556,929)  $ 1,035,438

   Net (loss) income allocated to
   general
     partner (1%)                         $ (11,115)    $ 13,583      $ (15,569)     $ 10,354
   Net (loss) income allocated to
   limited
     partners (99%)                       (1,100,368)    1,344,714    (1,541,360)    1,025,084

                                         $(1,111,483)  $ 1,358,297   $(1,556,929)  $ 1,035,438
   Net (loss) income per limited
     partnership interest (Note 1)          $ (46)        $ 56          $ (64)         $ 43

     The accompanying notes are an integral part of these financial statements.


                         NATIONAL TAX CREDIT PARTNERS, L.P.
                         (a California limited partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)

                       FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (Unaudited)




                                                  Special
                                     General      Limited       Limited
                                    Partners      Partners      Partners         Total

Partnership interests                                              23,899

Partners' equity (deficiency),
  January 1, 2002                  $(506,206)    $  1,000     $ 1,766,959     $ 1,261,753

Net loss for the six months
  ended June 30, 2002                (15,569)          --      (1,541,360)     (1,556,929)

Partners' equity (deficiency),
  June 30, 2002                    $(521,775)    $  1,000      $ 225,599      $ (295,176)

     The accompanying notes are an integral part of these financial statements.

                         NATIONAL TAX CREDIT PARTNERS, L.P.
                         (a California limited partnership)

                            STATEMENTS OF CASH FLOWS

                  FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                                      2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                               $(1,556,929)    $ 1,035,438
  Adjustments to reconcile net (loss) income to net cash
   used in operating activities:
     Gain on sale of Limited Partnership interests                         --      (1,928,471)
     Impairment loss                                                  920,600              --
     Equity in loss of limited partnerships and amortization
      of acquisition costs                                            327,455         629,744
     Decrease in:
      Accounts payable and accrued expenses                           (90,699)       (118,366)
      Accrued fees due to partners                                   (187,654)       (894,170)
         Net cash used in operating activities                       (587,227)     (1,275,825)

Cash flows from investing activities:
  Distributions from limited partnerships recognized as a
   return of capital                                                   66,433         115,074
  Sale proceeds received                                                   --       1,928,471
  Capital contributions to Limited Partnerships                      (186,831)       (403,951)
  Dilution of interest in Limited Partnerships                        668,260              --
         Net cash provided by investing activities                    547,862       1,639,594


NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (39,365)        363,769
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        467,665          78,022

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 428,300       $ 441,791

     The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements. Accordingly, the financial statements included herein should be reviewed in conjunction with the audited financial statements and related notes thereto contained in the National Tax Credit Partners, L.P. (the "Partnership") annual report for the year ended December 31, 2001. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002, and the results of operations and changes in cash flows for the three and six months then ended.

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

 On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, a Maryland corporation ("AIMCO") and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including 100% of the stock of NAPICO.

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

Net (Loss) Income Per Limited Partnership Interest

Net (loss) income per limited partnership interest was computed by dividing the limited partners' share of net (loss) income by the number of limited partnership interests outstanding during the year. The number of limited partnership interests outstanding was 23,899 for the periods presented.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and money market mutual funds. The Partnership has its cash and cash equivalents on deposit with one money market fund which is uninsured.

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

The Partnership currently holds limited partnership interests in 24 local limited partnerships ("Local Partnerships"), located in 12 different states. As a limited partner of the Local Partnerships, the Partnership does not have authority over day-to-day management of the Local Partnerships or their properties (the "Apartment Complexes"). The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

At June 30, 2002, the Local Partnership's own Apartment Complexes consisting of 2,228 apartment units.

The Partnership, as a limited partner in each Local Partnership, is generally entitled to 99 percent of the operating profits and losses of the Local Partnerships. National Tax Credit, Inc. ("NTC"), an affiliate of the General Partner, serves either as a special limited partner or non-managing administrative general partner in which case it receives .01 percent of operating profits and losses of the Local Partnership, or as the Local Operating General Partner of the Local Partnership in which case it is entitled to 0.09 percent of operating profits and losses of the Local Partnership. The
Partnership is also generally entitled to receive 50 percent of the net cash flow generated by the Apartment Complexes, subject to repayment of any loans made to the Local Partnerships (including loans provided by NTC or an affiliate), repayment for funding of development deficit and operating deficit guarantees by the Local Operating General Partners or their affiliates (excluding NTC and its affiliates), and certain priority payments to the Local Operating General Partners other than NTC or its affiliates.

The Partnership's allocable share of losses from Local Partnerships are recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized.

In June 2001, the Partnership sold its interests in the Holden and Ticino Local Partnerships and realized a gain of $1,928,471. The gain is equal to the net proceeds received because the Partnership had no remaining investment balance related to these Local Partnerships.

During April 2002, the Partnership diluted its investment in two Local Partnerships, Mountain View I and II. NTC withdrew from these Local Partnerships as the Operating General Partner and the Administrative General Partner and was simultaneously readmitted as the Administrative Limited Partner. The Partnership as the limited partner is now entitled to 18.99 percent of the operating profits and losses of these Local Partnerships rather than its previous 99 percent. The Partnership received $668,260 for this dilution in interest. Based on this payment, the Partnership determined that its remaining investment balance in these two Local Partnerships was impaired. As a result, the investment balance was reduced to the value for the Partnership's remaining interest and an impairment loss of $920,600 was recognized during the six months ended June 30, 2002.

Distributions  from the  Local  Partnerships  are  accounted  for as a return of
capital   until  the   investment   balance  is  reduced  to  zero.   Subsequent
distributions received will be recognized as income.

The following is a summary of the investment in Local Partnerships for the six months ended June 30, 2002:

           Balance, beginning of period                    $ 6,112,879
           Capital contributions                               186,831
           Equity in losses of limited partnerships           (302,855)
           Amortization of capitalized acquisition
             costs                                             (24,600)
           Distributions recognized as a return of
             capital                                           (66,433)
           Impairment loss                                    (920,600)
           Dilution of interest in Limited Partnerships       (668,260)
           Balance, end of period                          $ 4,316,962

The following are unaudited combined estimated statements of operations for the three and six months ended June 30, 2002 and 2001 for the limited partnerships in which the Partnership has invested:


                               Three Months Ended              Six Months Ended
                                    June 30,                       June 30,
                              2002           2001             2002            2001
Revenues
  Rental and other        $ 3,909,000     $ 4,664,000     $ 7,818,000     $ 9,328,000

Expenses
  Depreciation                917,000       1,047,000       1,834,000       2,094,000
  Interest                  1,702,000       1,972,000       3,404,000       3,943,000
  Operating                 2,352,000       2,709,000       4,704,000       5,419,000

                            4,971,000       5,728,000       9,942,000      11,456,000

Net loss                  $(1,062,000)    $(1,064,000)    $(2,124,000)    $(2,128,000)

Dynes

In March 2002, the Dynes property, which consisted of 42 apartment units, was foreclosed upon by the lender. The Partnership's investment in Dynes was zero and no loss resulted from the foreclosure.

Concept I and II

During the six months ended June 30, 2002, Concept I and II, which consisted of 40 apartment units, was transferred to a third party in conjunction with a settlement with the lender. The Partnership's investment in Concept I and II was zero and no loss was recognized at the Partnership as a result of this transfer of interest.

Blue Lake

Pursuant to the terms of a loan workout relating to the Blue Lake Local Partnership, dated March 25, 1995 (the "Workout"), NTCP was required to contribute an additional $266,841 to the Local Partnership over a ten year period. In exchange, the debt service on the property is payable out of net cash flow. No payments were made since 1998 and a dispute arose as to whether the Local Partnership was in default under the Workout (see Note 3). The parties are in the process of negotiating the terms of a new agreement that provides for the forbearance of the aforementioned liability while admitting the lender or its affiliates to the Local Partnership as a 95% limited partner. In accordance with the new agreement being negotiated, the current administrative general partner, an affiliate of NAPICO, will withdraw completely from Blue Lake and the Partnership will retain a 5% limited partnership interest until 2004, at which time, all of the Partnership's interests will be conveyed to the remaining partners. The Partnership's investment in Blue Lake at June 30, 2002 was zero.

Summit I, II and III

At December 31, 2001, the Summit I, II and III properties had approximately $552,000 in outstanding property taxes and judgment liens. The local general partner is currently attempting to negotiate discounted payments and/or payment plans for these items which, if unsuccessful, could result in foreclosure proceedings on all three properties. The Partnership's carrying value of the investments in Summit I, Summit II and Summit III of approximately 3.2%, 1.4% and 4.6%, respectively, of the Partnership's original portfolio investment, is zero.

NOTE 3 - CAPITAL CONTRIBUTION PAYABLE

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

NOTE 4 - RELATED-PARTY TRANSACTIONS

Under  the  terms  of  the  Amended  and  Restated   Agreement  of  the  Limited
Partnership, the Partnership is obligated to pay the General Partner and the Special Limited Partner the following fees:

(a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner and Special Limited Partner. For the six months ended June 30, 2002 and 2001 approximately $276,000 and $319,000, respectively, have been expensed. The unpaid balance at June 30, 2002 is $4,663,860.

As of June 30, 2002, the fees and expenses due the General Partner and Special Limited Partner exceeded the Partnership's cash. The partners, during the forthcoming year, are not expected to demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

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

(c) The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $28,314 for both the six month periods ended June 30, 2002 and 2001 and is included in general and administrative expenses.

NTC is the Local Operating General Partner in eleven of the Partnership's 24 Local Partnerships. In addition, NTC is either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner managed two properties owned by Local Partnerships during the six months ended June 30, 2002. The Local Partnerships pay the affiliate property management fees in the amount of 4.5 percent to 7 percent of their gross rental revenues. The amounts paid were $48,540 and $70,391 for the six months ended June 30, 2002 and 2001, respectively.

NOTE 5 - CONTINGENCIES

The Managing General Partner of the Partnership is a plaintiff in various lawsuits and has also been named a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Managing General Partner, the claims will not result in any material liability to the Partnership.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. The carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximates fair value due to their short-term maturity.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The Partnership's cash reserves as of June 30, 2002 were approximately $428,000. In order to replenish NTCP's reserves, NTCP intends to generate additional cash from sales and refinancing certain properties owned by Local Partnerships.

In June 2001, the Partnership sold its interests in the Holden and Ticino Local Partnerships and realized a gain of $1,928,471. The gain is equal to the net proceeds received because the Partnership had no remaining investment balance related to these Local Partnerships.

During April 2002, the Partnership diluted its investment in two Local Partnerships, Mountain View I and II. NTC withdrew from these Local Partnerships as the Operating General Partner and the Administrative General Partner and was simultaneously readmitted as the Administrative Limited Partner. The Partnership as the limited partner is now entitled to 18.99 percent of the operating profits and losses of these Local Partnerships rather than its previous 99 percent. The Partnership received $668,260 for this dilution in interest. Based on this payment, the Partnership determined that its remaining investment balance in these two Local Partnerships was impaired. As a result, the investment balance was reduced to the value for the Partnership's remaining interest and an impairment loss of $920,600 was recognized during the six months ended June 30, 2002.

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

The Partnership's income consists primarily of interest income earned on cash invested in money market mutual funds not required for investment in Local Partnerships.

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

Except for interim investments in the money market mutual funds, the Partnership's investments consist entirely of interests in other Local Partnerships owning Apartment Complexes. Funds temporarily not required for such investments in projects are invested in money market mutual funds earning interest income as reflected in the statements of operations. These interim investments can be easily converted to cash to meet obligations as they arise.

The Partnership, as a limited partner in the Local Partnerships in which it has invested, is subject to the risks incident to the construction, management, and ownership of improved real estate. The Partnership's investments are also subject to adverse general economic conditions, and accordingly, the status of the national economy, including substantial unemployment and concurrent inflation, could increase vacancy levels, rental payment defaults, and operating expenses, which in turn, could substantially increase the risk of operating losses for the Apartment Complexes.

Dynes

In March 2002, the Dynes property, which consisted of 42 apartment units, was foreclosed upon by the lender. The Partnership's investment in Dynes was zero and no loss resulted from the foreclosure.

Concept I and II

During the six months ended June 30, 2002, Concept I and II, which consisted of 40 apartment units, was transferred to a third party in conjunction with a settlement with the lender. The Partnership's investment in Concept I and II was zero and no loss was recognized at the Partnership as a result of this transfer of interest.

Blue Lake

Pursuant to the terms of a loan workout relating to the Blue Lake Local Partnership, dated March 25, 1995 (the "Workout"), NTCP was required to contribute an additional $266,841 to the Local Partnership over a ten year period. In exchange, the debt service on the property is payable out of net cash flow. No payments were made since 1998 and a dispute arose as to whether the Local Partnership was in default under the Workout. The parties are in the process of negotiating the terms of a new agreement that provides for the forbearance of the aforementioned liability while admitting the lender or its affiliates to the Local Partnership as a 95% limited partner. In accordance with the new agreement being negotiated, the current administrative general partner, an affiliate of NAPICO, will withdraw completely from Blue Lake and the Partnership will retain a 5% limited partnership interest until 2004, at which time, all of the Partnership's interests will be conveyed to the remaining partners. The Partnership's investment in Blue Lake at June 30, 2002 was zero.

Summit I, II and III

At December 31, 2001, the Summit I, II and III properties had approximately $552,000 in outstanding property taxes and judgment liens. The local general partner is currently attempting to negotiate discounted payments and/or payment plans for these items which, if unsuccessful, could result in foreclosure proceedings on all three properties. The Partnership's carrying value of the investments in Summit I, Summit II and Summit III of approximately 3.2%, 1.4% and 4.6%, respectively, of the Partnership's original portfolio investment, is zero.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

As of June 30, 2002, the Partnership's General Partner was involved in various lawsuits. None of these suits are related to the Partnership. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

               Exhibit  3,  Partnership   Agreement   (herein   incorporated  by
               reference  to  the  Partnership's   Form  S-11  Registration  No.
               33-27658).

               Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

      (b)   Reports on Form 8-K:

            None filed during the quarter ended June 30, 2002.

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



                                    NATIONAL TAX CREDIT PARTNERS, L.P.
                                    (a California limited partnership)


                                    By:   National Partnership Investments Corp.
                                          General Partner


                                    By:   /s/Charles H. Boxenbaum
                                          Charles H. Boxenbaum
                                          Chairman of the Board of Directors
                                          and Chief Executive Officer


                                    By:   /s/Brian H. Shuman
                                          Brian H. Shuman
                                          Chief Financial Officer


                                    Date: August 19, 2002

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Tax Credit Partners L.P. (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the
"Report"), Charles H. Boxenbaum, as the equivalent of the Chief Executive Officer of the Partnership, and Brian H. Shuman, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Charles H. Boxenbaum
                                    Name:  Charles H. Boxenbaum
                                    Date:  August 19, 2002


                                    /s/  Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  August 19, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.