Form 10QSB
period 2002-09-30
NATIONAL TAX CREDIT PARTNERS L P
filed 2002-11-19
CIK 847415

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)
[X*] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934

               For the quarterly period ended September 30, 2002


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

* While this Form 10-QSB has been filed on the specified due date, it does not contain the certifications required by the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 promulgated under the Securities and Exchange Act of 1934, as amended. The Securities and Exchange Commission thus will not consider this Form 10-QSB to be timely filed.

                                Explanatory Note

The Partnership is in the process of verifying that the equity method of accounting has been properly applied for its investments in limited partnerships. Once the Partnership has completed its review, Ernst & Young LLP will complete its review of the interim financial statements for the period ended September 30, 2002. As a result, this quarterly report includes financial statements that have not been reviewed by an independent accountant as required by Rule 10-01(d) of Regulation S-X. Once the Partnership and Ernst & Young LLP have completed their review related to this issue, the Partnership expects that Ernst & Young LLP will complete the quarterly review required by Rule 10-01(d) of Regulation S-X.

As a result of the fact that Ernst & Young LLP has not completed its review of the interim financial statements as of and for the three months ended September 30, 2002, this Form 10-QSB is not accompanied by the certifications required by the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended. The Partnership expects that these certifications will be filed by amendment to this Form 10-QSB upon completion of Ernst & Young LLP's review.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                        (a California limited partnership)

                               INDEX TO FORM 10-QSB

                     FOR THE QUARTER ENDED SEPTEMBER 30, 2002




 PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

            Balance Sheet, September 30, 2002..............................1

            Statements of Operations
                 Three and Nine months Ended September 30, 2002 and 2001...2

            Statement of Partners' Equity (Deficiency)
                 Nine months Ended September 30, 2002......................3

            Statements of Cash Flows
                 Nine months Ended September 30, 2002 and 2001.............4

            Notes to Financial Statements .................................5

      Item 2.  Management's Discussion and Analysis or Plan of
               Operation ................................................ 11

      ITEM 3.   CONTROLS AND PROCEDURES ..................................15

 PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings..........................................16

      Item 6.  Exhibits and Reports on Form 8-K...........................16

      Signatures . . . . . . . . . . . . . . .............................17

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                                  BALANCE SHEET

                               SEPTEMBER 30, 2002
                                   (Unaudited)



                          ASSETS

Investments in limited partnerships (Note 2)                                 $ 2,878,191
Cash and cash equivalents                                                      2,812,761
Advances to limited partnerships                                                 112,608

       Total assets                                                          $ 5,803,560

      LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

Liabilities:
   Accrued fees due to partners (Note 4)                                     $ 4,722,245
   Capital contributions payable (Note 3)                                        266,841
   Accounts payable and accrued expenses                                         102,187

Contingencies (Note 6)                                                         5,091,273

Partners' equity (deficiency):
   Special limited partners                                    $ 1,000
   General partners                                             (511,701)
   Limited partners                                            1,222,988         712,287

       Total liabilities and partners' equity (deficiency)                   $ 5,803,560



The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS

              FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)



                                            Three Months Ended           Nine Months Ended
                                               September 30,               September 30,
                                            2002          2001          2002           2001

   interest income                          $ 450        $ 2,353       $ 2,944       $ 3,598

   operating Expenses:
     Management fee - partners (Note 4)      138,201       159,273       414,603       477,819
     General and administrative (Note         13,601        44,350        65,129       114,765
   4)
     Legal and accounting                     50,168         6,392        95,056       (53,585)
          Total operating expenses           201,970       210,015       574,788       538,999

   Loss from Partnership operations         (201,520)     (207,662)     (571,844)     (535,401)
   Gain on sale of limited partnership
     interest (Note 2)                            --            --            --     1,928,471
   Impairment loss (Note 2)                       --            --      (920,600)           --
   Distributions from limited
   partnerships
     recognized as income (Note 2)         1,425,630         5,896     1,487,080        70,346
   Advances to limited partnerships
    charged to expense                      (150,678)           --      (337,509)           --
   Equity in loss of limited
   partnerships
     and amortization of acquisition
   costs
     (Note 2)                                (65,969)     (250,224)     (206,593)     (879,968)

   Net income (loss)                     $ 1,007,463   $ (451,990)   $ (549,466)    $ 583,448

   Net income (loss) allocated to
   general
     partner (1%)                         $ 10,075      $ (4,520)     $ (5,495)      $ 5,834
   Net income (loss) allocated to
   limited
     partners (99%)                          997,388      (447,470)     (543,971)      577,614

                                         $ 1,007,463   $ (451,990)   $ (549,465)    $ 583,448
   Net income (loss) per limited
     partnership interest (Note 2)          $ 48          $ (19)        $ (23)         $ 24


         The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (Unaudited)




                                                  Special
                                     General      Limited       Limited
                                    Partners      Partners      Partners         Total

Partnership interests                                              23,899

Partners' equity (deficiency),
  January 1, 2002                  $(506,206)    $  1,000     $ 1,766,959     $ 1,261,753

Net loss for the nine months
  ended September 30, 2002            (5,495)          --        (543,971)       (549,466)

Partners' equity (deficiency),
  September 30, 2002               $(511,701)    $  1,000      $1,222,988      $ 712,287


The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS

                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                                       2002           2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                 $ (549,466)     $ 583,448
  Adjustments to reconcile net (loss) income to net cash
   provided by (used in) operating activities:
     Gain on sale of limited partnership interests                          --      (1,928,471)
     Impairment loss                                                   920,600              --
     Equity in loss of limited partnerships and amortization
      of acquisition costs                                             206,593         879,968
     Decrease in:
      Accounts payable and accrued expenses                            (98,249)       (134,421)
      Accrued fees due to partners                                    (129,269)       (890,342)
         Net cash provided by (used in) operating activities           350,209      (1,489,818)

Cash flows from investing activities:
  Distributions from limited partnerships recognized as a
   return of capital                                                 1,439,235         118,494
  Proceeds from sale of limited partnership interests                  668,260       1,928,471
  Advances to limited partnerships                                    (112,608)       (553,200)
         Net cash provided by investing activities                   1,994,887       1,493,765


NET INCREASE IN CASH AND CASH EQUIVALENTS                            2,345,096           3,947
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         467,665          78,022

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 2,812,761      $ 81,969


         The accompanying notes are an integral part of these financial statements.

                      NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements. Accordingly, the financial statements included herein should be reviewed in conjunction with the audited financial statements and related notes thereto contained in the National Tax Credit Partners, L.P. (the "Partnership" or "Registrant") annual report for the fiscal year ended December 31, 2001. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002, and the results of operations and changes in cash flows for the three and nine months then ended.

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

 On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, a Maryland corporation ("AIMCO") and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including 100% of the outstanding capital stock of NAPICO. Prior to March 11, 2002, Casden Properties Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting common stock of NAPICO prior to March 11, 2002.

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

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners' share of net income (loss) by the number of limited partnership interests outstanding during the year. The number of limited partnership interests outstanding was 23,899 for the periods presented.

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

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the unaudited combined estimated statements of operations information in footnote 2 below have been restated as of January 1, 2001 to exclude the operations of Concept I and II due to its transfer of interest and Dynes due to its foreclosure.

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

At September 30, 2002, the Local Partnerships own Apartment Complexes consisting of 2,228 apartment units.

The Partnership, as a limited partner in each Local Partnership, is generally entitled from 19 percent to 99 percent of the operating profits and losses of the Local Partnerships. National Tax Credit, Inc. ("NTC"), an affiliate of the General Partner, serves either as a special limited partner or non-managing administrative general partner in which case it receives .01 percent of operating profits and losses of the Local Partnerships, or as the Local Operating General Partner of the Local Partnership in which case it is entitled to 0.09 percent of operating profits and losses of the Local Partnership. The Partnership is also generally entitled to receive 50 percent of the net cash flow generated by the Apartment Complexes, subject to repayment of any loans made to the Local Partnerships (including loans provided by NTC or an affiliate), repayment for funding of development deficit and operating deficit guarantees by the Local Operating General Partners or their affiliates (excluding NTC and its affiliates), and certain priority payments to the Local Operating General Partners other than NTC or its affiliates.

The Partnership's allocable share of losses from Local Partnerships are recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized.

Distributions from the Local Partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received will be recognized as income when the investment balance is zero or less.

Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships. Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the three and nine month periods ended
September 30, 2002, $150,678 and $337,509, respectively was recognized as expense in the accompanying statements of operations. To the extent these advances are repaid by the Local Partnerships in the future, the repayments will be credited as distributions and repayments in excess of investment in Local Partnerships.

In June 2001, the Partnership sold its interests in the Holden and Ticino Local Partnerships and realized a gain of $1,928,471. The gain is equal to the net proceeds received because the Partnership had no remaining investment balance related to these Local Partnerships.

During April 2002, the Partnership sold 80% of its investment in two Local Partnerships, Mountain View I and II. NTC withdrew from these Local Partnerships as the Operating General Partner and the Administrative General Partner and was simultaneously readmitted as the Administrative Limited Partner. The Partnership as the limited partner is now entitled to 18.99 percent of the operating profits and losses of these Local Partnerships rather than its previous 99 percent. The Partnership received $668,260 for this dilution in interest. Based on this payment, the Partnership determined that its remaining investment balance in these two Local Partnerships was impaired. As a result, the investment balance was reduced to the value for the Partnership's remaining interest and an impairment loss of $920,600 was recognized during the nine months ended September 30, 2002.

During the nine months ended September 30, 2002, the Partnership received $2,796,914 in proceeds from the refinancing of the property owned by one of its Local Partnerships, Terrace Gardens. After recognizing $1,371,284 as a return of capital, the Partnership's investment in Terrace Gardens Limited Partnership had been reduced to zero. The remaining proceeds of $1,425,630 was included in distributions from limited partnerships recognized as income on the Partnership's statements of operations.

The following is a summary of the investment in Local Partnerships for the nine months ended September 30, 2002:

           Balance, beginning of period                    $ 6,112,879
           Equity in losses of limited partnerships           (174,027)
           Amortization of capitalized acquisition
             costs                                             (32,566)
           Distributions recognized as a return of
             capital                                        (1,439,235)
           Impairment loss                                    (920,600)
           Sale of interest in a limited partnership          (668,260)
           Balance, end of period                          $ 2,878,191

The following are unaudited combined estimated statements of operations for the three and nine months ended September 30, 2002 and 2001 for the limited partnerships in which the Partnership has investments:


                               Three Months Ended              Nine Months Ended
                                 September 30,                   September 30,
                              2002           2001             2002            2001
                                          (Restated)                       (Restated)
Revenues
  Rental and other        $ 3,814,000     $ 4,569,000     $11,442,000     $13,707,000

Expenses
  Depreciation                894,000       1,024,000       2,682,000       3,072,000
  Interest                  1,668,000       1,938,000       5,004,000       5,814,000
  Operating                 2,247,000       2,604,000       6,741,000       7,812,000

                            4,809,000       5,568,000      14,427,000      16,698,000

Net loss                   $ (995,000)    $ (997,000)     $(2,883,000)    $(2,991,000)

Dynes

In March 2002, the Dynes property, which consisted of 42 apartment units, was foreclosed upon by the lender. The Partnership's investment in Dynes was zero and no loss resulted from the foreclosure.

Concept I and II

During the nine months ended September 30, 2002, Concept I and II, which consisted of 40 apartment units, was transferred to a third party in conjunction with a settlement with the lender. The Partnership's investment in Concept I and II was zero and no loss was recognized by the Partnership as a result of this transfer of interest.

Blue Lake

Pursuant to the terms of a loan workout relating to the Blue Lake Local Partnership, dated March 25, 1995 (the "Workout"), NTCP was required to contribute an additional $266,841 to the Blue Lake Local Partnership over a ten year period. In exchange, the debt service on the property is payable out of net cash flow. No payments were made since 1998 and a dispute arose as to whether the Local Partnership was in default under the Workout (see Note 3). The parties are in the process of negotiating the terms of a new agreement that provides for the forbearance of the aforementioned liability while admitting the lender or its affiliates to the Local Partnership as a 95% limited partner. In accordance with the new agreement being negotiated, the current administrative general partner, an affiliate of NAPICO, will withdraw completely from the Blue Lake Local Partnership and the Partnership will retain a 5% limited partnership interest until 2004, at which time, all of the Partnership's interests will be conveyed to the remaining partners. The Partnership's investment in the Blue Lake Local Partnership at September 30, 2002 was zero.

Summit I, II and III

At December 31, 2001, the Summit I, II and III properties had approximately $552,000 in outstanding property taxes and judgment liens. The local general partner is currently attempting to negotiate discounted payments and/or payment plans for these items which, if unsuccessful, could result in foreclosure proceedings on all three properties. The Partnership's investment in Summit I, Summit II and Summit III is zero as of September 30, 2002.

Victorian Park

In August 2002, the holder of the second mortgage encumbering the Victorian Park property has filed a foreclosure action against the property. The Local Partnership denies that it is in default of the second mortgage. The Partnership's investment in Victorian Park is zero at September 30, 2002.

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

NOTE 4 - RELATED-PARTY TRANSACTIONS

Under  the  terms  of  the  Amended  and  Restated   Agreement  of  the  Limited
Partnership, the Partnership is obligated to pay the General Partner and the Special Limited Partner the following fees:

(a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner and Special Limited Partner. For the nine months ended September 30, 2002 and 2001 approximately $414,603 and $477,819, respectively, have been expensed. The unpaid balance at September 30, 2002 is $4,722,245. This balance is non-interest bearing.

As of September 30, 2002, the fees and expenses due the General Partner and Special Limited Partner exceeded the Partnership's cash. The partners, during the forthcoming year, are not expected to demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

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

(c) The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $41,000 and $42,000 for the nine month periods ended September 30, 2002 and 2001, respectively, and is included in general and administrative expenses.

NTC is the Local Operating General Partner in eleven of the Partnership's 24 Local Partnerships. In addition, NTC is either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner managed two properties owned by Local Partnerships during the nine months ended September 30, 2002. The Local Partnerships pay the affiliate property management fees in the amount of 4.5 percent to 7 percent of their gross rental revenues. The amounts paid were $48,540 and $87,786 for the nine months ended September 30, 2002 and 2001, respectively.

NOTE 5 - CONTINGENCIES

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees.

Capital Resources and Liquidity

It is not expected that any of the Local Partnerships in which the Partnership invested will generate cash from operations sufficient to provide distributions to the Limited Partners. Such cash from operations, if any, would first be used to meet operating expenses of the Partnership. The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner.
The Partnership's cash reserves as of September 30, 2002 were approximately $2,813,000. In order to replenish the Partnership's reserves, the Partnership intends to generate additional cash from sales and refinancings of certain properties owned by Local Partnerships.

During April 2002, the Partnership sold 80% of its investment in two Local Partnerships, Mountain View I and II. NTC withdrew from these Local Partnerships as the Operating General Partner and the Administrative General Partner and was simultaneously readmitted as the Administrative Limited Partner. The Partnership as the limited partner is now entitled to 18.99 percent of the operating profits and losses of these Local Partnerships rather than its previous 99 percent. The Partnership received $668,260 for this dilution in interest. Based on this payment, the Partnership determined that its remaining investment balance in these two Local Partnerships was impaired. As a result, the investment balance was reduced to the value for the Partnership's remaining interest and an impairment loss of $920,600 was recognized during the nine months ended September 30, 2002.

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

Results of Operations

The Partnership was formed to provide various benefits to its Limited Partners. The Partnership accounts for its investments in the Local Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Partnerships. During the nine months ended September 30, 2002, the Partnership recognized equity in losses of $173,335 from the Local Partnerships in which it had a positive investment balance.

Distributions received from Local Partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. During the nine months ended September 30, 2002, the Partnership received distributions of $1,429,235 from five Local Limited Partnerships in which it had a positive investment balance. Subsequent distributions received are recognized as income. During the nine months ended September 30, 2002, the Partnership received distributions of $1,487,080 from three Local Partnerships that it recognized as income because the Partnership's investment balance in these Local Partnerships had been reduced to zero.

The Partnership's revenues consist primarily of interest income earned on cash invested in money market mutual funds not required for investment in Local Partnerships and distributions from Local Partnerships in which the Partnership has invested.

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

Concept I and II

During the nine months ended September 30, 2002, Concept I and II, which consisted of 40 apartment units, was transferred to a third party in conjunction with a settlement with the lender. The Partnership's investment in Concept I and II was zero and no loss was recognized by the Partnership as a result of this transfer of interest.

Blue Lake

Pursuant to the terms of a loan workout relating to the Blue Lake Local Partnership, dated March 25, 1995 (the "Workout"), NTCP was required to contribute an additional $266,841 to the Local Partnership over a ten year period. In exchange, the debt service on the property is payable out of net cash flow. No payments were made since 1998 and a dispute arose as to whether the Blue Lake Local Partnership was in default under the Workout. The parties are in the process of negotiating the terms of a new agreement that provides for the forbearance of the aforementioned liability while admitting the lender or its affiliates to the Blue Lake Local Partnership as a 95% limited partner. In accordance with the new agreement being negotiated, the current administrative general partner, an affiliate of NAPICO, will withdraw completely from Blue Lake Local Partnership and the Partnership will retain a 5% limited partnership interest until 2004, at which time, all of the Partnership's interests will be conveyed to the remaining partners. The Partnership's investment in Blue Lake Local Partnership at September 30, 2002 was zero.

Summit I, II and III

At December 31, 2001, the Summit I, II and III properties had approximately $552,000 in outstanding property taxes and judgment liens. The local general partner is currently attempting to negotiate discounted payments and/or payment plans for these items which, if unsuccessful, could result in foreclosure proceedings on all three properties. The Partnership's investment in Summit I, Summit II and Summit III is zero as of September 30, 2002.

Victorian Park

In August 2002, the holder of the second mortgage encumbering the Victorian Park property has filed a foreclosure action against the property. The Local Partnership denies that it is in default of the second mortgage. The Partnership's investment in Victorian Park is zero at September 30, 2002.

ITEM 3.  CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate, except that, as indicated in the Explanatory Note introducing this quarterly report, the Partnership is in the process of verifying that the equity method of accounting has been properly applied to its investments in limited partnerships. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. However, depending on the outcome of the review currently being undertaken by the Partnership as to the propriety of the application of the equity method of accounting with respect to the Partnership's investments in limited partnerships, changes to the Partnership's internal controls may be warranted.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

As of September 30, 2002, the Partnership's General Partner was involved in various lawsuits. None of these lawsuits are related to the Partnership. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            Exhibit     3  Partnership   Agreement   (herein   incorporated   by
                        reference to the Partnership's Form S-11 Registration No. 33-27658).

      (b) Reports on Form 8-K filed during the quarter ended September 30, 2002:

            Current Report on Form 8-K dated August 29, 2002 and filed on September 6, 2002, disclosing the dismissal of Deliotte & Touche LLP as the Registrant's certifying auditor and the appointment of Ernst & Young LLP, as the certifying auditor for the year ending December 31, 2002.

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



                                    NATIONAL TAX CREDIT PARTNERS, L.P.
                                    (a California limited partnership)


                                    By:   National Partnership Investments Corp.
                                          General Partner


                                    By:   /s/David R. Robertson
                                          David R. Robertson
                                          President and Chief Executive Officer


                                     By: /s/Brian H. Shuman
                                          Brian H. Shuman
                                          Senior Vice President and Chief
                                          Financial Officer


                                    Date: November 19, 2002