Form 10QSB/A
period 2002-12-31
NATIONAL TAX CREDIT PARTNERS L P
filed 2003-04-10
CIK 847415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A

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



                                Explanatory Note

This document amends the Form 10-QSB for the quarter ended September 30, 2002 to reflect an impairment loss with respect to an investment in a limited partnership and to include financial statements that have been reviewed by an independent accountant as required by Rule 10-01(d) of Regulation S-X. The Partnership's investment in Limited Partnerships was overstated by $898,620 at September 30, 2002, due to the impairment loss the Partnership determined was necessary to recognize as of September 30, 2002, resulting in an understatement of net loss of $898,620 for the three and nine months ended September 30, 2002 and an overstatement of its investment balance and partners' equity as of September 30, 2002. This error has been corrected in the restated financial statements. This document is accompanied by the certifications required by the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.


                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                             INDEX TO FORM 10-QSB/A

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

            Statements of Operations
                 Three and Nine months Ended September 30, 2002 and 2001...2

            Statement of Partners' Equity (Deficiency)
                 Nine months Ended September 30, 2002......................3

            Statements of Cash Flows
                 Nine months Ended September 30, 2002 and 2001.............4

            Notes to Financial Statements .................................5

      Item 2.  Management's Discussion and Analysis or Plan of
               Operation ................................................ 15

      ITEM 3.   CONTROLS AND PROCEDURES ..................................18

 PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings..........................................19

      Item 6.  Exhibits and Reports on Form 8-K...........................19

      Signatures .........................................................20

      Certifications..................................................... 21

      Exhibit............................................................ 23

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                                  BALANCE SHEET

                               SEPTEMBER 30, 2002
                                   (Unaudited)



                          ASSETS                                              (Restated)

Investments in limited partnerships (Note 2)                                 $ 1,979,571
Cash and cash equivalents                                                      2,812,761
Advances to limited partnerships                                                 112,608

       Total assets                                                          $ 4,904,940

      LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

Liabilities:
   Accrued fees due to affiliates (Note 4)                                   $ 4,722,245
   Capital contributions payable (Note 3)                                        266,841
   Accounts payable and accrued expenses                                         102,187

Contingencies (Note 6)                                                         5,091,273

Partners' equity (deficiency):
   Special limited partner                                     $ 1,000
   General partner                                              (520,687)
   Limited partners                                              333,354        (186,333)

       Total liabilities and partners' equity (deficiency)                   $ 4,904,940



The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)



                                            Three Months Ended           Nine Months Ended
                                               September 30,               September 30,
                                            2002          2001          2002           2001
                                         (Restated)                  (Restated)
   Interest income                          $    450      $ 2,353       $ 2,944       $ 3,598

   operating Expenses:
     Management fee - partners (Note 4)      138,201       159,273       414,603       477,819
     General and administrative (Note 4)      13,601        44,350        65,129       114,765
     Legal and accounting                     50,168         6,392        95,056       (53,585)
          Total operating expenses           201,970       210,015       574,788       538,999

   Loss from Partnership operations         (201,520)     (207,662)     (571,844)     (535,401)
   Gain on sale of limited partnership
     interest (Note 2)                            --            --            --     1,928,471
   Impairment loss (Note 2)                 (898,620)           --    (1,819,220)           --
   Distributions from limited
   partnerships
     recognized as income (Note 2)         1,425,630         5,896     1,487,080        70,346
   Advances to limited partnerships
    charged to expense                      (150,678)           --      (337,509)           --
   Equity in loss of limited
   partnerships
     and amortization of acquisition costs
     (Note 2)                               (65,969)     (250,224)     (206,593)     (879,968)

   Net income (loss)                      $ 108,843    $ (451,990)   $(1,448,086)   $ 583,448

   Net income (loss) allocated to
   general
     partner (1%)                          $ 1,088      $ (4,520)     $ (14,481)     $ 5,834
   Net income (loss) allocated to
   limited
     partners (99%)                          107,755      (447,470)   (1,433,605)      577,614

                                          $ 108,843    $ (451,990)   $(1,448,086)   $ 583,448
   Net income (loss) per limited
     partnership interest                  $     5      $     (19)    $      (60)   $      24

  The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                  STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (Unaudited)
                                   (Restated)



                                                  Special
                                     General      Limited       Limited
                                     Partner      Partner       Partners         Total

Partnership interests                                              23,899

Partners' equity (deficiency),
  January 1, 2002                  $(506,206)    $  1,000     $ 1,766,959     $ 1,261,753

Net loss for the nine months
  ended September 30, 2002           (14,481)          --      (1,433,605)     (1,448,086)

Partners' equity (deficiency),
  September 30, 2002               $(520,687)    $  1,000      $ 333,354      $ (186,333)

  The accompanying notes are an integral part of these financial statements.

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                                       2002           2001
CASH FLOWS FROM OPERATING ACTIVITIES:                               (Restated)

  Net (loss) income                                                $(1,448,086)     $ 583,448
  Adjustments to reconcile net (loss) income to net cash
   provided by (used in) operating activities:
     Gain on sale of limited partnership interests                          --      (1,928,471)
     Impairment loss                                                 1,819,220              --
     Equity in loss of limited partnerships and amortization
      of acquisition costs                                             206,593         879,968
     Decrease in:
      Accounts payable and accrued expenses                            (98,249)       (134,421)
      Accrued fees due to partners                                    (129,269)       (890,342)
         Net cash provided by (used in) operating activities           350,209      (1,489,818)

Cash flows from investing activities:
  Distributions from limited partnerships recognized as a
   reduction of investment balance                                   1,439,235         118,494
  Proceeds from sale of limited partnership interests                  668,260       1,928,471
  Advances to limited partnerships                                    (112,608)       (553,200)
         Net cash provided by investing activities                   1,994,887       1,493,765


NET INCREASE IN CASH AND CASH EQUIVALENTS                            2,345,096           3,947
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         467,665          78,022

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 2,812,761      $ 81,969

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002, and the results of operations and changes in cash flows for the three and nine months ended September 30, 2002 and 2001, respectively.

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

Method of Accounting for Investment in Limited Partnerships

The investments in limited partnerships are accounted for using the equity method. Acquisition, selection and other costs related to the acquisition of the projects acquired are capitalized as part of the investment accounts and are being amortized by the straight line method over the estimated lives of the underlying assets, which is generally 30 years.

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

Impairment of Long-Lived Assets

The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. During the three and nine months ended September 30, 2002, impairment charges of approximately $899,000 and $1,819,000, respectively, were recognized with respect to the investment in Mountain View I, Mountain View II, and Vinton Park School.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period beginning after June 15, 2003. The Partnership is currently evaluating the effect, if any, that the adoption of FIN46 will have on its results of operations and financial condition.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

The Partnership failed to recognize an impairment loss with respect to an investment in a limited partnership in the amount of $898,620 during the three and nine months ended September 30, 2002. As a result, the net loss for the period was understated by $898,620 and investment in limited partnerships and partners' equity were overstated by a corresponding amount as of September 30, 2002. This error has been corrected in the restated financial statements.

The following table sets forth the adjustments to the balance sheet as of September 30, 2002 and the statements of operations for the three and nine months ended September 30, 2002. The only financial statement line items included here are those that have been restated from the originally reported amounts.


                                                      As of September 30, 2002
                                                    As previously
                                                      reported        As restated
Balance sheet data:
Investments in limited partnerships                  $2,878,191        $1,979,571
Total assets                                          5,803,560         4,904,940
Partners' equity (deficiency)                           712,287          (186,333)
Total liabilities and partners' (deficiency)
 equity                                               5,803,560         4,904,940


                                     Three Months Ended            Nine Months Ended
                                     September 30, 2002            September 30, 2002
                                 As previously                As previously
                                   reported      As restated     reported     As restated

Statement of operations data:
Impairment loss                 $       --      $ (898,620)   $ (920,600)    $(1,819,220)
Net income (loss)                1,007,463         108,843      (549,466)     (1,448,086)
Net income (loss) allocated
 to general partners                10,075           1,088        (5,495)        (14,481)
Net income (loss) allocated
 to limited partners               997,388         107,755      (543,971)     (1,433,605)
Net income (loss) per limited
 partnership interest                   48               5           (23)            (60)

The Partnership currently holds limited partnership interests in 24 local limited partnerships ("Local Partnerships"), located in 12 states. At September 30, 2002, the Local Partnerships own residential projects consisting of 2,228 apartment units. The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

National Tax Credit, Inc. ("NTC"), an affiliate of the General Partner, typically serves either as a special limited partner or non-managing administrative general partner in which case it receives .01 percent of operating profits and losses of the Local Partnerships. NTC or another affiliate of the general partner may serve as the Local Operating General Partner of the Local Partnership in which case it is typically entitled to 0.09 percent of operating profits and losses of the Local Partnership. The Partnership is also generally entitled to receive 50 percent of the net cash flow generated by the Apartment Complexes, subject to repayment of any loans made to the Local Partnerships (including loans provided by NTC or an affiliate), repayment for funding of development deficit and operating deficit guarantees by the Local Operating General Partners or their affiliates (excluding NTC and its affiliates), and certain priority payments to the Local Operating General Partners other than NTC or its affiliates.

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships. Accordingly, the Partnership accounts for its investments in the Local Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage (between 2.5% and 99%). The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Partnerships' partnership agreements. These agreements usually limit the Partnership's distributions to an amount substantially less than its ownership percentage in the Local Partnership.

The individual investments are carried at cost plus the Partnership's share of the Local Partnership's profits less the Partnership's share of the Local Partnership's losses, distributions and impairment charges. See "Note 1 - Organization and Summary of Significant Accounting Policies" for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.

For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.

As of September 30, 2002, the investment balance in 16 of the 24 Local Partnerships had been reduced to zero.

Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships. Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the three and nine month periods ended September 30, 2002, $150,678 and $337,509, respectively, was recognized as expense in the accompanying statements of operations.

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

During the nine months ended September 30, 2002, the Partnership received $2,796,914 in proceeds from the refinancing of the property owned by one of its Local Partnerships, Terrace Gardens. After recognizing $1,371,284 as a reduction of investment balance, the Partnership's investment in Terrace Gardens Limited Partnership had been reduced to zero. The remaining proceeds of $1,425,630 was included in distributions from limited partnerships recognized as income on the Partnership's statements of operations.

During the three and nine months ended September 30, 2002, the Partnership determined that its investment on one Local Limited Partnership, Vinton School Apartments, was impaired due to certain mold issues encountered throughout the rental property. As a result, the investment balance was reduced to the estimated fair value for the Partnership interest and an impairment loss of approximately $899,000 was recognized during the three and nine months ended September 30, 2002. At September 30, 2002, the Partnership had no remaining investment balance in this Local Partnership.

The following is a summary of the investment in Local Partnerships for the nine months ended September 30, 2002:

           Balance, beginning of period                    $ 6,112,879
           Equity in losses of limited partnerships           (174,027)
           Amortization of capitalized acquisition
             costs                                             (32,566)
           Distributions recognized as reduction of
             investment balance                             (1,439,235)
           Impairment loss                                  (1,819,220)
           Sale of interest in a limited partnership          (668,260)
           Balance, end of period                          $ 1,979,571

The  following  are  unaudited   condensed  combined  estimated   statements  of
operations for the three and nine months ended September 30, 2002 and 2001 for the limited partnerships in which the Partnership has investments:


                               Three Months Ended              Nine Months Ended
                                 September 30,                   September 30,
                              2002           2001             2002            2001
                                          (Restated)                       (Restated)
Revenues
  Rental and other        $ 3,647,000     $ 3,814,000     $10,941,000     $11,443,000

Expenses
  Depreciation                909,000         883,000       2,727,000       2,648,000
  Interest                  1,631,000       1,679,000       4,894,000       5,037,000
  Operating                 2,094,000       2,247,000       6,281,000       6,743,000

                            4,634,000       4,809,000      13,902,000      14,428,000

Net loss                   $ (987,000)    $ (995,000)     $(2,961,000)    $(2,985,000)

In addition to being the General Partner of the Partnership, NAPICO, or one of its affiliates, is the General Partner and property management agent for certain of the limited partnerships included above.

Dynes

In March 2002, the Dynes property, which consisted of 42 apartment units, foreclosed upon by the lender. The Partnership's investment in Dynes was zero and no loss resulted from the foreclosure.

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

NOTE 3 - CAPITAL CONTRIBUTIONS PAYABLE

The capital contributions payable are unsecured and non-interest bearing. Pursuant to the terms of a new loan workout being negotiated relating to the Blue Lake Local Partnership (see Note 2), the Partnership will no longer be liable for unpaid capital contributions of $266,841. This amount will be written off to income upon execution of the agreement.

NOTE 4 - TRANSACTIONS WITH AFFILIATED PARTIES

Under  the  terms  of  the  Amended  and  Restated   Agreement  of  the  Limited
Partnership, the Partnership is obligated to pay the General Partner and the Special Limited Partner the following fees:

(a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner. For the nine months ended September 30, 2002 and 2001 approximately $414,603 and $477,819, respectively, have been expensed. The unpaid balance at September 30, 2002 is $4,722,245. This balance is non-interest bearing. The Partnership made a payment of $2,000,000 in November of 2002 with the proceeds received from the refinancing of the property owned by one of the Local Partnerships.

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

NTC, or another affiliate of the General Partner, is the Local Operating General Partner in twelve of the Partnership's 24 Local Partnerships. In addition, NTC is typically either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner managed two properties owned by Local Partnerships during the nine months ended September 30, 2002. The Local Partnerships pay the affiliate property management fees in the amount of 4.5 percent to 7 percent of their gross rental revenues. The amounts paid were $48,540 and $87,786 for the nine months ended September 30, 2002 and 2001, respectively.

NOTE 5 - CONTINGENCIES

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (a partnership in which NAPICO is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (another partnership in which NAPICO is the corporate general partner) commenced an action in the United States District Court for the Central District of California against NAPICO and certain other defendants. The complaint alleged that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and violated securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs sought equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another partnership in which NAPICO is the corporate general partner) commenced a virtually identical action in the United States District Court for the Central District of California against NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a rescission of the transfer of partnership interests and an accounting. The matter was tried in October and November 2002. In November 2002, the jury returned special verdicts against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty. In addition, the jury awarded the plaintiffs punitive damages against NAPICO of approximately $92.5 million. On April 3, 2003, the judge entered certain orders in connection with the litigation that denied defendants' motion for a new trial and set April 28, 2003 as the date for entry of judgment against NAPICO and certain other defendants in the amount of $25.2 million for violations of securities laws and against NAPICO for $67.3 million for breaches of fiduciary duty, both amounts plus interest, subject to plaintiffs' agreement to reducing the jury award for punitive damages against NAPICO from $92.5 million to $2.6 million. While the case is expected to be appealed, the entire matter is the responsibility of the former shareholder of Casden Properties Inc. pursuant to the documents related to AIMCO's acquisition of Casden Properties Inc., which was completed in March 2002.

The General Partner of the Partnership is a plaintiff in various other lawsuits and has also been named a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

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

Note 7 - Subsequent Events

Subsequent to September 30, 2002, the Partnership sold its interest in Terrace Gardens Limited Partnership to an unrelated third party and realized a gain of approximately $1,800,000. The gain is equal to the net proceeds received by the Partnership, as the Partnership had no remaining investment related to this limited partnership at September 30, 2002. These net proceeds were used to make a payment on the accrued management fees due to the General Partner.

Subsequent to September 30, 2002, the Partnership received a deposit of approximately $1,000,000 related to the pending sale of Victorian Park Associates. These funds were used to make a payment on the accrued management fees due to the General Partner. The Partnership had no remaining investment related to this limited partnership at September 30, 2002. There can be no assurance that the sale will take place.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The Partnership's cash reserves as of September 30, 2002 were approximately $2,813,000. In November 2002, the Partnership paid $2,000,000 to the General Partner for accrued partnership management fees. In order to replenish the Partnership's reserves, the Partnership intends to generate additional cash from sales and refinancings of certain properties owned by Local Partnerships.

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

During the nine months ended September 30, 2002, the Partnership received $2,796,914 in proceeds from the refinancing of the property owned by one of its Local Partnerships, Terrace Gardens. After recognizing $1,371,284 as a reduction of investment balance, the Partnership's investment in Terrace Gardens Limited Partnership had been reduced to zero. The remaining proceeds of $1,425,630 was included in distributions from limited partnerships recognized as income on the Partnership's statements of operations. Subsequent to September 30, 2002, the Partnership sold its interest in Terrace Gardens (see Note 7).

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

Results of Operations

The Partnership's revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships.

An annual management fee is payable to the General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's invested assets. The management fee is paid to the General Partner for its continuing management of the Partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were $414,603 and $477,819 for the nine months ended September 30, 2002 and 2001, respectively.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were $95,056 and $(53,585) for the nine months ended September 30, 2002 and 2001, respectively. The credit in 2001 is related to adjustments of accruals for previous periods recognized during the nine months ended September 30, 2001. General and administrative expenses were $65,129 and $114,765 for the nine months ended September 30, 2002 and 2001, respectively. The decrease in general and administrative expenses is attributable to a decrease in the costs associated with the preparation and filing of the Partnership's quarterly and annual financial statements.

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Partnership's profits less the Partnership's share of the Local Partnership's losses and distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships. During the nine months ended September 30, 2002 and 2001, the Partnership recognized equity in loss of $206,593 and $879,968, respectively, from Local Partnerships. During the nine months ended September 30, 2002 and 2001, the Partnership received $1,487,080 and $70,346, respectively, in distributions from Local Partnerships that were recognized as income in the statements of operations since the Partnership's investment in the Local Partnerships has been reduced to zero.

In June 2001, the Partnership sold its interests in the Holden and Ticino Local Partnerships and realized a gain of $1,928,471. The gain is equal to the net proceeds received because the Partnership had no remaining investment balance related to these Local Partnerships. There were no gains on sale of limited partnership interests recorded in the nine months ended September 30, 2002.

During the three and nine months ended September 30, 2002, an impairment charge of approximately $899,000 was recognized with respect to the investment in one Local Partnership. In addition, during the nine months ended September 30, 2002, an impairment loss of $920,000 was recognized as a result of sale of a portion of its investments in two Local Partnerships (see "Capital Resources and Liquidity" above).

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

Except for interim investments in the money market mutual funds, the Partnership's investments consist entirely of interests in other Local Partnerships owning Apartment Complexes. Funds temporarily not required for such investments in projects are invested in money market mutual funds earning interest income as reflected in the statements of operations. These interim investments can be readily converted to cash to meet obligations as they arise.

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

ITEM 3.  CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this amended quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been made.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (a partnership in which NAPICO is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (another partnership in which NAPICO is the corporate general partner) commenced an action in the United States District Court for the Central District of California against NAPICO and certain other defendants. The complaint alleged that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and violated securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs sought equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another partnership in which NAPICO is the corporate general partner) commenced a virtually identical action in the United States District Court for the Central District of California against NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a rescission of the transfer of partnership interests and an accounting. The matter was tried in October and November 2002. In November 2002, the jury returned special verdicts against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty. In addition, the jury awarded the plaintiffs punitive damages against NAPICO of approximately $92.5 million. On April 3, 2003, the judge entered certain orders in connection with the litigation that denied defendants' motion for a new trial and set April 28, 2003 as the date for entry of judgment against NAPICO and certain other defendants in the amount of $25.2 million for violations of securities laws and against NAPICO for $67.3 million for breaches of fiduciary duty, both amounts plus interest, subject to plaintiffs' agreement to reducing the jury award for punitive damages against NAPICO from $92.5 million to $2.6 million. While the case is expected to be appealed, the entire matter is the responsibility of the former shareholder of Casden Properties Inc. pursuant to the documents related to AIMCO's acquisition of Casden Properties Inc., which was completed in March 2002.

As of September 30, 2002, the Partnership's General Partner was involved in various other lawsuits. None of these lawsuits are related to the Partnership. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            Exhibit     3  Partnership   Agreement   (herein   incorporated   by
                        reference to the Partnership's Form S-11 Registration No. 33-27658).

            Exhibit 99 Certification of Chief Executive Officer and Chief Financial Officer.

      (b) Reports on Form 8-K filed during the quarter ended September 30, 2002:

            Current Report on Form 8-K dated August 29, 2002 and filed on September 6, 2002, disclosing the dismissal of Deloitte & Touche LLP as the Registrant's certifying auditor and the appointment of Ernst & Young LLP, as the certifying auditor for the year ending December 31, 2002.

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



                                    NATIONAL TAX CREDIT PARTNERS, L.P.
                                    (a California limited partnership)


                                    By:   National Partnership Investments Corp.
                                          General Partner


                                    By:   /s/David R. Robertson
                                          David R. Robertson
                                          President and Chief Executive Officer


                                    By:   /s/Brian H. Shuman
                                          Brian H. Shuman
                                          Senior Vice President and Chief
                                          Financial Officer


                                    Date: April 10, 2003

                                  CERTIFICATION


I, David R. Robertson, certify that:


1. I have reviewed this quarterly report on Form 10-QSB/A of National Tax Credit Partners, L.P.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  April 10, 2003

                                    /s/David R. Robertson
                                    David R. Robertson
                                    President  and Chief  Executive  Officer of
                                    National Partnership Investments Corp.,
                                    equivalent of the chief  executive  officer
                                    of the Partnership

                                  CERTIFICATION


I, Brian H. Shuman, certify that:


1. I have reviewed this quarterly report on Form 10-QSB/A of National Tax Credit Partners, L.P.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  April 10, 2003

                                    /s/Brian H. Shuman
                                    Brian H. Shuman
                                    Senior Vice  President and Chief  Financial
                                    Officer of National Partnership
                                    Investments Corp., equivalent of the
                                    chief financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002




In connection with the Quarterly Report on Form 10-QSB/A of National Tax Credit Partners, L.P. (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:


      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/    David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  April 10, 2003


                                    /s/    Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  April 10, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.