Form 10KSB
period 2002-12-31
NATIONAL TAX CREDIT PARTNERS L P
filed 2003-08-21
CIK 847415

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


                    For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                For the transition period from _________to _________

                         Commission file number 0-13808

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                 (Name of small business issuer in its charter)

         California                                             95-3906167
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                          55 Beattie Place, PO Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

                    Issuer's telephone number (864) 239-1000

           Securities registered under Section 12(b) of the Exchange Act:

                                      None

           Securities registered under Section 12(g) of the Exchange Act:

                            Limited Partnership Units
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Partnership's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $12,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

                                     PART I

ITEM 1.  Description of Business

National Tax Credit Partners, L.P. ("NTCP" or the "Partnership") is a limited partnership formed under the laws of the State of California on March 7, 1989. The Partnership was formed to invest primarily in other limited partnerships (the "Local Partnerships") which own or lease and operate multifamily housing complexes that are eligible for low-income housing tax credits, or in certain, cases, historic rehabilitation tax credits ("Tax Credits"). The general partner of the Partnership (the "General Partner") is National Partnership Investment Corp. ("NAPICO"), a California corporation. The special limited partner of the Partnership (the "Special Limited Partner") is PaineWebber T.C., a Delaware corporation. The business of the Partnership is conducted primarily by NAPICO.

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

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, a publicly traded real estate investment trust ("AIMCO") and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties, Inc. and its subsidiaries, including 100% of the outstanding capital stock of NAPICO. Prior to March 11, 2002, Casden Properties, Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation, ("CIC"). CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting common stock of NAPICO prior to March 11, 2002.

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

The Partnership's investments in Local Partnerships are subject to the risks incident to the management and ownership of multifamily residential real estate. Neither the Partnership's investments nor the Apartment Complexes owned by the Local Partnerships will be readily marketable, and there can be no assurance that the Partnership will be able to dispose of its Local Partnership Interests, or that the Local Partnerships will be able to dispose of their Apartment Complexes, at the end of the Compliance Period. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including substantial unemployment, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Apartment Complexes and the Partnership. The Apartment Complexes will be subject to loss through foreclosure. In addition, each Local Partnership is subject to risks relating to environmental hazards which might be uninsurable. Because the Partnership's ability to control its operations will depend on these and other factors beyond the control of the General Partner and the local general partners, there can be no assurance that the Partnership's operations will be profitable or that the anticipated Tax Credits will be available to Limited Partners.

The Partnership does not have any employees. Services are performed for the Partnership by the General Partner and agents retained by it.

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

In order to stimulate  private  investment  in low income  housing,  the federal government  and  certain  state and local  agencies  have  provided  significant ownership incentives, including among others, interest subsidies, rent supplements, and mortgage insurance, with the intent of reducing certain market risks and providing investors with certain tax benefits, plus limited cash distributions and the possibility of long-term capital gains. There remain, however, significant risks. The long-term nature of investments in government assisted housing limits the ability of NTCP to vary its portfolio in response to changing economic, financial and investment conditions; such investments are also subject to changes in local economic circumstances and housing patterns, as well as rising operating costs, vacancies, rent collection difficulties, energy shortages and other factors which have an impact on real estate values. These projects also require greater management expertise and may have higher operating expenses than conventional housing projects.

Laws benefiting disabled persons may result in the Local Partnerships' incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Local Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the General Partner believes that the Local Partnership's properties are substantially in compliance with present requirements, the Local Partnerships may incur unanticipated expenses to comply with the ADA and the FHAA.

During 2002, all of projects in which the Partnership had invested were substantially rented. The following is a schedule of the occupancy status as of December 31, 2002 and 2001, of the Apartment Complexes owned by Local Partnerships in which NTCP is a limited partner.

                    SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
                         IN WHICH NTCP HAS AN INVESTMENT
                                DECEMBER 31, 2002


                                              Units
                                          Amortized For  Percentage of   Percentage of
                                              Rental      Total Units     Total Units
                                No. of  Assistance Under   Occupied       Occupied
     Name and Location          Units       Section 8         2002           2001

Apple Tree
Brigham City, UT                  24            --            93%             92%

Blue Lake
Miami, FL                        106            --            81%             71%

ComFed Qualified
Omaha, NE                        116            --            95%             91%

Countryview/Columbus
Canal Winchester, OH             152            --            80%             88%

Dickens
Chicago, IL                       34            34            95%             94%

Genoa Plaza
Genoa City, WI                    48            --            88%             94%

Glenark
Woonsocket, RI                    67            --            96%             88%

Grand Meadows
Grand Blanc, MI                   64            --            87%             91%

Grinnell Park
Grinnell, IA                      24            24            97%             92%

Kimberly Court
Seward, AK                        24            --            98%             88%




                    SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
                       IN WHICH NTCP HAS AN INVESTMENT (Continued)
                                DECEMBER 31, 2002


                                             Units
                                         Amortized For   Percentage of   Percentage of
                                             Rental       Total Units     Total Units
                              No. of    Assistance Under   Occupied         Occupied
    Name and Location          Units       Section 8         2002            2001


Mountain View - I
Sante Fe, NM                    120             --            92%             94%

Mountain View - II
Sante Fe, NM                    159             28            90%             96%

North Liberty
North Liberty, IA                24             24            95%             92%

Paris Hotel
Denver, CO                       17             --            85%             88%

Rolling Hills
Santoga, PA                      232           232            99%             98%

Rose City
Portland, OR                     264            --            93%             99%

Summit I - Wallace
Philadelphia, PA                  17            --            96%            100%

Summit II - Bergdoll
Philadelphia, PA                   9            --           100%            100%

Summit III - Chandler
Philadelphia, PA                  25            --            94%             84%

Terrace Gardens
Lemon Grove, CA                  150            --            96%             99%

Torres de Plata I
Toa Alta, PR                      72            --           100%            100%

Tyrone Elderly
Tyrone, PA                       100           100            95%             97%

Victorian Park
Streamwood,IL                    336            --            90%             86%

Vinton/Park School
Omaha, NE                         44            --            72%             84%

TOTAL                          2,228           442

Ownership Percentages

The following table details the Partnership ownership percentages of the Local Partnerships and the cost of acquisition of such ownership. All interests are limited partners interest. Also included is the total mortgage encumbrance on each property for each of the Local Partnerships as of December 31, 2002.


                                                                        Original
                                                                         Cost of
                                             NTCP Percentage    Ownership    Mortgage
Partnership Name                                Interest         Interest      Notes
                                                              (in thousands)
Apple Tree                                         99%        $    224       $    880
Blue Lake                                          99%           1,110          4,750
ComFed Qualified                                  2.5%           1,433          2,445
Countryview/Columbus                                5%           3,110          3,379
Dickens                                            99%             554          1,236
Genoa Plaza                                        99%             362          1,314
Glenark                                            99%           3,200          2,816
Grand Meadows                                    98.90%          1,585          1,842
Grinnell Park                                      99%             192            589
Kimberly Court                                     99%             323          1,462
Mountain View-I                                  18.99%          1,655          3,037
Mountain View-II                                 18.99%          2,192          4,026
North Liberty                                      99%             144            592
Paris Hotel                                        99%             358            656
Rolling Hills                                      99%             185          4,480
Rose City                                          69%           1,250          8,131
Summit I                                           99%           1,550          1,595
Summit II                                          99%             603             50
Summit III                                         99%           1,985          2,391
Terrace Gardens                                    99%           3,425          6,956
Torres de Plata I                                  --              620          2,983
Tyrone Elderly                                     99%             850          2,696
Victorian Park                                     99%           2,550         17,683
Vinton/Park School                                 99%           1,147            644
Total - December 31, 2002                                      $30,607        $76,633

ITEM 2.    Description of Properties

See "Item 1. Description of Business" for the real estate owned by the Partnership through the ownership of limited partnership interest in Local Partnerships.

ITEM 3.    Legal Proceedings

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the corporate general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other defendants. The complaint alleged that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and violated securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs sought equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a rescission of the transfer of partnership interests and an accounting.

In November 2002, the jury returned special verdicts against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty. In addition, the jury awarded the plaintiffs punitive damages against NAPICO of approximately $92.5 million. On April 29, 2003, the Court entered judgment against NAPICO and certain other defendants in the amount of $25.2 million for violations of securities laws and against NAPICO for $67.3 million for breaches of fiduciary duty, both amounts plus interest of $25.6 million, and for punitive damages against NAPICO in the amount of $2.6 million.

On May 30, 2003, NAPICO and certain other defendants entered into a memorandum of understanding with the plaintiff class and their counsel relating to the settlement of the litigation.

On August 11, 2003, NAPICO entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. The Stipulation of Settlement remains subject to the preliminary and final approval of the court as well as the approval of the Plaintiffs. Pursuant to the Stipulation of Settlement, within two days after receiving the court's preliminary approval of the proposed settlement, Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, is responsible for depositing $29 million into an escrow account for the benefit of the Plaintiffs. Upon final court approval, approval by the Plaintiffs and the lapse of any time to appeal the court approval of the settlement, the following shall occur:

1. Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, will transfer to an agent for the Plaintiffs shares of common stock ("Class A Common Stock") of AIMCO owned by certain affiliates of Alan I. Casden with an aggregate market value of $19 million, subject to certain transfer restrictions, or at Alan I. Casden's option, $19 million in cash.

2. NAPICO will issue an aggregate of $35 million in promissory notes for the benefit of the Plaintiffs. An aggregate of $7 million of notes are to be repaid each year. The notes will bear interest based on applicable rates of U.S. Treasury bills with similar maturities. The notes will be guaranteed by AIMCO Properties, L.P., an affiliate of AIMCO.

3. The parties to the Stipulation of Settlement will release each other and related parties from any and all claims associated with the litigation and the Plaintiffs' investment in the partnerships that were the subject of the litigation.

4. The $29 million in the escrow account established by Alan I. Casden will be released to the Plaintiffs.

Pursuant to the Stipulation of Settlement, upon final approval of the settlement by the court, the parties shall jointly request that a new judgment be entered in the litigation that will, among other things, expunge the judgment originally entered against NAPICO and the other defendants on April 29, 2003.

On August 12, 2003, in connection with the proposed settlement pursuant to the Stipulation of Settlement, NAPICO and AIMCO executed a Settlement Agreement (the "Settlement Agreement") with the prior shareholders of Casden Properties Inc. The principal terms of the Settlement Agreement include:

1. That NAPICO will voluntarily discontinue the action it commenced on May 13, 2003 against the former shareholders of Casden Properties Inc. and other indemnitors in AIMCO's March 2002 acquisition of Casden Properties Inc. (the "Casden Merger").

2. That Alan I. Casden and certain related entities will resolve certain pending claims for indemnification made by NAPICO, AIMCO and their affiliates. These claims include indemnification related to the litigation and certain other matters in connection with the Casden Merger.

3. AIMCO, or an affiliate, will deposit $25 million of the $29 million that Alan I. Casden is responsible for depositing into the escrow account for the benefit of the Plaintiffs pursuant to the terms of the Stipulation of Settlement. In connection with this deposit by AIMCO, The Casden Company will transfer to AIMCO 531,915 shares of AIMCO Class A Common Stock owned by The Casden Company, which shares are to be held in escrow by AIMCO until final approval of the Stipulation of Settlement by the court and the Plaintiffs. Upon such approval, AIMCO will become the owner of the 531,915 shares. If final approval by the court and the Plaintiffs is not obtained, the $25 million deposited by AIMCO into the escrow account will be returned to AIMCO and AIMCO will return to The Casden Company the 531,915 shares.

4. The Casden Company will promise to pay an aggregate amount of $35 million on a secured, nonrecourse basis to NAPICO. The Casden Company will be obligated to repay an aggregate of $7 million of the obligation each year. The obligation to repay the $35 million will bear the same interest and mature on the same schedule as the promissory notes issued by NAPICO to the plaintiffs pursuant to the Stipulation of Settlement. Payment of these obligations will be secured by (i) a pledge of 744,681 shares of AIMCO Class A Common Stock owned by Alan I. Casden or an affiliated entity, plus up to 60,000 additional shares for accrued interest, and (ii) cash proceeds of recoveries or settlements that Alan I. Casden or any of his affiliates, or any of the former shareholders of Casden Properties Inc., receive in connection with or related to the litigation (collectively, "Recoveries"). The payment obligations to NAPICO will be required to be prepaid with any Recoveries received. Payment may be made in cash or in shares of AIMCO Class A Common Stock, except payments with respect to Recoveries must be made in cash.

In addition to the litigation discussed above, the General Partner is involved in various other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

ITEM 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the limited partners through the solicitation of proxies or otherwise during the quarter ended December 31, 2002.


                                     PART II

     ITEM 5. Market for the Registrant's Partnership Interests and Related
                               Partnership Matters

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by PaineWebber Incorporated. It is not anticipated that any active public market will develop for the purchase and sale of any Limited Partnership Interest, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited Partnership Interests may not be transferred but can be assigned only if certain requirements in the Partnership Agreement are satisfied. At December 31, 2002, there were 3,777 registered holders of Limited Partnership Interests in NTCP. The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Partnerships and then such distributions, if any, may be limited. Distributions have not been made from the inception of the Partnership to December 31, 2002.

AIMCO and its affiliates currently do not own any limited partnership units (the "Units") in the Partnership. It is possible that AIMCO or its affiliates will acquire units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

ITEM 6.    Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

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

Capital Resources and Liquidity

It is not expected that any of the Local Partnerships in which the Partnership invested will generate cash from operations sufficient to provide distributions to the Limited Partners. Such cash from operations, if any, would first be used to meet operating expenses of the Partnership. The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner. The Partnership's cash reserves as of December 31, 2002 were approximately $538,000. In March and April 2003, the Partnership paid approximately $2,832,000 to the General Partner for accrued partnership management fees from proceeds received in 2003 from the sale of its interest in one Local Partnership and from a deposit related to the sale of interest in another Local Partnership. In order to replenish the Partnership's reserves, the Partnership intends to generate additional cash from sales and refinancings of certain properties owned by Local Partnerships.

Except for interim investments in the money market funds, the Partnership's investments consist entirely of interests in other Local Partnerships owning Apartment Complexes. Funds temporarily not required for such investments in projects are invested in money market funds earning interest income as reflected in the statements of operations. These interim investments can be readily converted to cash to meet obligations as they arise.

During April 2002, the Partnership sold 80% of its investment in two Local Partnerships, Mountain View I and II. NTC withdrew from these Local Partnerships as the Operating General Partner and the Administrative General Partner and was simultaneously readmitted as the Administrative Limited Partner. The Partnership as the limited partner is now entitled to 18.99 percent of the operating profits and losses of these Local Partnerships rather than its previous 99 percent. The Partnership received approximately $668,000 for this dilution in interest. Based on this payment, the Partnership determined that its remaining investment balance in these two Local Partnerships was impaired. As a result, the investment balance was reduced to the value for the Partnership's remaining interest and an impairment loss of approximately $921,000 was recognized during the year ended December 31, 2002.

During the year ended December 31, 2002, the Partnership received approximately $3,007,000 in proceeds from the refinancing of the property owned by one of its local partnerships, Terrace Gardens. After recognizing approximately $1,372,000 as a reduction of the investment balance, the partnership's investment in Terrace Gardens Limited Partnership had been reduced to zero. The remaining proceeds of approximately $1,635,000 were included in distributions from limited partnerships recognized as income.

In March 2002, the Dynes property, which consisted of 42 apartment units, was foreclosed upon by the lender. The Partnership's investment in Dynes was zero and no loss resulted from the foreclosure.

During the year ended December 31, 2002, Concept I and II, which consisted of 40 apartment units, was transferred to a third party in conjunction with a settlement with the lender. The Partnership's investment in Concept I and II was zero and no loss was recognized by the Partnership as a result of this transfer of interest.

During 2001, the Partnership sold its interests in the Holden, Ticino, Hickory Green and Newbury Local Partnerships and realized a net gain of approximately $1,494,000 from net proceeds of approximately $3,404,000. In addition, the lenders foreclosed on the Meadows Local Partnership in October 2001. No loss resulted from the foreclosure as the related investment had no remaining balance.

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

Results of Operations

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Partnership's losses and distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to providing additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balances until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships. During the years ended December 31, 2002 and 2001, the Partnership recognized equity in loss of approximately $337,000 and $756,000, respectively, from Local Partnerships. During the years ended December 31, 2002 and 2001, the Partnership did not recognize equity in loss of approximately $1,832,000 and $3,074,000 respectively, as the Partnership's investment in certain Local Partnerships had been reduced to zero.

At December 31, 2002, the investment balance in 17 of the 24 Local Partnerships had been reduced to zero.

The Partnership's revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships.

An annual management fee is payable to the General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's invested assets. The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were $485,000 and $606,000 for the years ended December 31, 2002 and 2001, respectively.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $112,000 and $43,000 for the years ended December 31, 2002 and 2001, respectively. The increase in legal and accounting expenses is due to adjustments of accruals for previous periods recognized during the year ended December 31, 2001. General and administrative expenses were approximately $211,000 and $152,000 for the years ended December 31, 2002 and 2001, respectively. The increase in general and administrative expenses is due to the Partnership having paid approximately $133,000 in additional costs related to its sale of its interest in Newbury and Hickory Green Local Partnerships in 2001, partially offset by a decrease in the costs associated with the preparation and filing of the Partnership's quarterly and annual financial statements.

During the year ended December 31, 2002, impairment charges of approximately $1,819,000 were recognized as a result of sale of a portion of its investments in two Local Partnerships (see "Capital Resources and Liquidity" above) and the determination that another Local Partnership, Vinton School Apartments, was impaired due to certain mold issues encountered throughout the rental property.

At times, advances are made to the Local Partnerships in order to preserve the ability to receive applicable Tax Credits. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships. Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the year ended December 31, 2002, $617,000 was recognized as expense in the accompanying statements of operations. There were no advances to the Local
Partnerships that were recognized as expense for the year ended December 31, 2001.

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

The Partnership, as a limited partner in the Local Partnerships in which it has invested, is subject to the risks incident to the management, and ownership of improved real estate. The Partnership's investments are also subject to adverse general economic conditions, and accordingly, the status of the national economy, including substantial unemployment and concurrent inflation, could increase vacancy levels, rental payment defaults, and operating expenses, which in turn, could substantially increase the risk of operating losses for the Apartment Complexes.

Blue Lake

Pursuant to the terms of a loan workout relating to the Blue Lake Local Partnership, dated March 25, 1995 (the "Workout"), NTCP was required to contribute an additional $266,841 to the Local Partnership over a ten year period. In exchange, the debt service on the property is payable out of net cash flow. No payments were made since 1998 and a dispute arose as to whether the Blue Lake Local Partnership was in default under the Workout. Subsequent to December 31, 2002, the parties finalized the terms of a new agreement that provided for the forbearance of the aforementioned liability while admitting the lender or its affiliates to the Blue Lake Local Partnership as a 95% limited partner. In accordance with the new agreement, the current administrative general partner, an affiliate of NAPICO, was scheduled to withdraw completely from Blue Lake Local Partnership and the Partnership was scheduled to retain a 5% limited partnership interest until 2006, at which time, all of the Partnership's interests were scheduled to be conveyed to the remaining partners. In May 2003, the Local Partnership was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership is currently evaluating its options, including litigation. The Partnership's investment in Blue Lake Local Partnership at December 31, 2002 was zero.

Summit I, II and III

The local general partner is currently attempting to negotiate discounted payments and/or payment plans for outstanding property taxes and judgment liens which, if unsuccessful, could result in foreclosure proceedings on all three properties. The Partnership's investment in Summit I, Summit II and Summit III is zero as of December 31, 2002.

Victorian Park

In August 2002, the holder of the second mortgage encumbering the Victorian Park property filed a foreclosure action against the property. The Local Partnership denies that it is in default of the second mortgage. The Partnership's investment in Victorian Park is zero at December 31, 2002. Subsequent to December 31, 2002, the Partnership sold its interest in Victorian Park to an unrelated third party. The Partnership recognized a gain of approximately $1,246,000, which is equal to the net proceeds received by the Partnership.

Other

AIMCO and its affiliates currently do not own any limited partnership units (the "Units") in the Partnership. A Unit equals two limited partnership interests. It is possible that AIMCO or its affiliates will acquire Units in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning July 1, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. At December 31, 2002, the Partnership's maximum exposure to loss with regard to unconsolidated partnerships was its recorded investment in these partnerships totaling approximately $1,838,000. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on net earnings, the Partnership cannot make any definitive conclusion until it completes its evaluation.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note 1 - Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships. Accordingly, the Partnership accounts for its investments in the Local Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage (between 18.99% and 99%). The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Partnerships' partnership agreements. These agreements usually limit the Partnership's distributions to an amount substantially less than its ownership percentage in the Local Partnership.

The individual investments are carried at cost plus the Partnership's share of the Local Partnership's profits less the Partnership's share of the Local Partnership's losses, distributions and impairment charges. See "Item 7. Financial Statements, Note 1 - Organization and Summary of Significant Accounting Policies" for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.

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

ITEM 7.    Financial Statements


NATIONAL TAX CREDIT PARTNERS, L.P.

LIST OF FINANCIAL STATEMENTS

Report of Ernst & Young, LLP Independent Auditors, as of and for the year ended December 31, 2002.

Report of Deloitte & Touche, LLP, Independent Public Accountants, for the year ended December 31, 2001.

Balance Sheet - December 31, 2002

Statements of Operations - Years ended December 31, 2002 and 2001

Statements of Changes in Partners' Equity (Deficiency) - Years ended December 31, 2002 and 2001

Statements of Cash Flows - Years ended December 31, 2002 and 2001

Notes to Financial Statements

                         Report of Independent Auditors



The Partners
National Tax Credit Partners, L.P.

We have audited the accompanying balance sheet of National Tax Credit Partners, L.P. as of December 31, 2002, and the related statements of operations, partners' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investee information for these limited partnerships is included in Notes 2 and 7. The financial statements of these limited partnerships were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of National Tax Credit Partners, L.P. at December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.


                                                            /s/Ernst & Young LLP
Greenville, SC
August 8, 2003



                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
National Tax Credit Partners, L.P.
(A California limited partnership)

We have audited the accompanying statements of operations, changes in partners' equity (deficiency) and cash flows of National Tax Credit Partners, L.P. (a California limited partnership) for the year ended December 31, 2001. These financial statements are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The equity in loss of these limited partnerships represents 25 percent of the total net loss of the Partnership for the year ended December 31, 2001 and a substantial portion of the investee information in Note 2 to the financial statements. The financial statements of these limited partnerships were audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those limited partnerships, is based solely on the reports of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, and the results of operations and cash flows of National Tax Credit Partners, L.P. for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE LLP

Los Angeles, California
April 5, 2002


                       NATIONAL TAX CREDIT PARTNERS, L.P.

                                  BALANCE SHEET

                                December 31, 2002
                                 (in thousands)



                          Assets

Investments in limited partnerships (Note 2)                              $ 1,838
Cash and cash equivalents (Note 1)                                            538

       Total assets                                                       $ 2,376

         Liabilities and partners' equity (deficiency)

Liabilities:
   Accrued fees and expenses due to affiliates (Note 4)                   $ 2,654
   Capital contributions payable (Note 3)                                     267
   Accounts payable and accrued expenses                                       65
                                                                            2,986
Contingencies (Note 6)

Partners' equity (deficiency)
   Special limited partner                                     $ 1
   General partner                                              (525)

   Limited partners                                              (86)        (610)

       Total liabilities and partners' equity
          (deficiency)                                                    $ 2,376




                   See Accompanying Notes to Financial Statements



                       NATIONAL TAX CREDIT PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS
                    (in thousands, except per interest data)


                                                                Years Ended
                                                                December 31,
                                                              2002         2001
   Revenues:
     Interest income                                          $ 12         $ 5

   Operating expenses:
     Management fees - partners (Note 4)                        485          606
     Legal and accounting                                       112           43
     General and administrative (Note 4)                        211          152
          Total operating expenses                              808          801

   Loss from partnership operations                            (796)        (796)
   Gain on sale of limited partnership interests
     (Note 2)                                                    --        1,494
   Impairment losses                                         (1,819)          --
   Distributions from limited partnerships recognized
     as income (Note 2)                                       1,697           75
   Advances to limited partnerships (Note 2)                   (617)          --

   Equity in loss of limited partnerships and
     amortization of acquisition costs (Note 2)                (337)        (756)

   Net (loss) income                                       $ (1,872)       $ 17

   Net (loss) income allocated to general partner (1%)          (19)          --
   Net (loss) income allocated to limited partners (99%)     (1,853)          17
                                                           $ (1,872)       $ 17

   Net (loss) income per limited partnership interest        $ (78)        $ 1

                   See Accompanying Notes to Financial Statements


                       NATIONAL TAX CREDIT PARTNERS, L.P.

               STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)

                      (in thousands, except interest data)




                                     Special
                                     Limited       General        Limited
                                     Partner       Partner        Partners         Total

Partnership interests                                              23,899

Partners' equity (deficiency)
   December 31, 2000               $     1         $ (506)        $ 1,750       $ 1,245

 Net income for the year ended
   December 31, 2001                    --             --              17            17

Partners' equity (deficiency),
   December 31, 2001                      1          (506)          1,767         1,262


Net loss for the year ended
  December 31, 2002                      --           (19)         (1,853)       (1,872)

Partners' equity (deficiency),
  December 31, 2002                $      1       $  (525)        $   (86)     $   (610)


                   See Accompanying Notes to Financial Statements

                       NATIONAL TAX CREDIT PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                 (in thousands)


                                                                        Years Ended
                                                                        December 31
                                                                   2002            2001
Cash flows from operating activities:
  Net (loss) income                                               $(1,872)         $ 17
  Adjustments to reconcile net (loss) income to net cash
   used in operating activities:
     Equity in losses of limited partnerships and
      amortization of acquisition costs                               337            756
     Impairment loss                                                1,819             --
     Gain on sale of partnership interests                             --         (1,494)
     Changes in accounts:
      Accrued fees and expenses due to affiliates                  (2,197)        (1,948)

      Accounts payable and accrued expenses                          (136)           (82)

         Net cash used in operating activities                     (2,049)        (2,751)

Cash flows from investing activities:
  Capital contributions to Limited Partnerships                        --           (431)
  Proceeds from sale of partnership interests                         668          3,404
  Distribution from limited partnerships recognized as a
     reduction of investment balance                                1,451            168
         Net cash provided by investing activities                  2,119          3,141

Net increase in cash and cash equivalents                              70            390
Cash and cash equivalents, beginning of year                          468             78

Cash and cash equivalents, end of year                             $ 538          $ 468


                   See Accompanying Notes to Financial Statements


                    NATIONAL TAX CREDIT PARTNERS, L.P.

                       NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 2002


 Note 1 - Organization and Summary of Significant Accounting Policies

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

 On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, a publicly traded real estate investment trust ("AIMCO") and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including 100% of the outstanding capital stock of NAPICO. Prior to March 11, 2002, Casden Properties, Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden owned 95% of the voting common stock of NAPICO prior to March 11, 2002.

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

 Basis of Presentation

 The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

 Use of Estimates

 The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

 Net (Loss) Income Per Limited Partnership Interest

 Net (loss) income per limited partnership interest was computed by dividing the limited partners' share of net (loss) income by the number of limited partnership interests outstanding during the year. The number of limited partnership interests was 23,899 for both years presented.

 Cash and Cash Equivalents

Cash and cash equivalents include cash and money market mutual funds. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $538,000 at December 31, 2002 that are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

 Impairment of Long-Lived Assets

 The Partnership reviews its investments in long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. During the year ended December 31, 2002, impairment charges of approximately $1,819,000 were recognized with respect to the investment in three limited partnerships. There were no impairment charges during the year ended December 31, 2001.

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Fair Value of Financial Instruments

 SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments approximates their fair value due to the short term maturity of these instruments.

 Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning July 1, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. At December 31, 2002, the Partnership's maximum exposure to loss with regard to unconsolidated partnerships was its recorded investment in these partnerships totaling approximately $1,838,000. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on net earnings, the Partnership cannot make any definitive conclusion until it completes its evaluation.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the combined statements of operations information in Note 2 below have been restated as of January 1, 2001 to exclude the operations of Concept I and II due to its transfer of interest and Dynes due to its foreclosure.

 Note 2 - Investments in Limited Partnerships

The Partnership currently holds limited partnership interests in 24 local limited partnerships ("Local Partnerships"), located in 12 states. At December 31, 2002, the Local Partnerships own residential projects consisting of 2,228 apartment units. The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

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

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships. Accordingly, the Partnership accounts for its investments in the Local Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage (between 18.99% and 99%). The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Partnerships' partnership agreements. These agreements usually limit the Partnership's distributions to an amount substantially less than its ownership percentage in the Local Partnership. The Partnership accounts for its investment in one Local Partnership, ComFed Qualified, using the cost method given its ownership percentage of 2.5%.

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

As of December 31, 2002, the investment balance in 17 of the 24 Local Partnerships had been reduced to zero.

At times, advances are made to the Local Partnerships in order to preserve the ability to receive applicable Tax Credits. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships. Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the year ended December 31, 2002, approximately $617,000 was recognized as expense in the accompanying statements of operations.

During April 2002, the Partnership sold 80% of its investment in two Local Partnerships, Mountain View I and II. NTC withdrew from these Local Partnerships as the Operating General Partner and the Administrative General Partner and was simultaneously readmitted as the Administrative Limited Partner. The Partnership as the limited partner is now entitled to 18.99 percent of the operating profits and losses of these Local Partnerships rather than its previous 99 percent. The Partnership received approximately $668,000 for this dilution in interest. Based on this payment, the Partnership determined that its remaining investment balance in these two Local Partnerships was impaired. As a result, the investment balance was reduced to the value for the Partnership's remaining interest and an impairment loss of approximately $921,000 was recognized during the year ended December 31, 2002.

During the year ended December 31, 2002, the Partnership received approximately $3,007,000 in proceeds from the refinancing of the property owned by one of its Local Partnerships, Terrace Gardens. After recognizing approximately $1,372,000 as a reduction of its investment balance, the Partnership's investment in Terrace Gardens Limited Partnership had been reduced to zero. The remaining proceeds of approximately $1,635,000 were included in distributions from limited partnerships recognized as income.

During the year ended December 31, 2002, the Partnership determined that its investment in the Local Partnership, Vinton School Apartments, was impaired due to certain mold issues encountered throughout the rental property. As a result, the investment balance was reduced to the estimated fair value for the Partnership interest and an impairment loss of approximately $898,000 was recognized during the year ended December 31, 2002. At December 31, 2002, the Partnership had no remaining investment balance in this Local Partnership.

 During 2001, the Partnership sold its interests in the Holden, Ticino, Hickory Green and Newbury Local Partnerships and realized a net gain of approximately $1,494,000 and net proceeds of approximately $3,404,000. In addition, the lenders foreclosed on the Meadows Local Partnership in October 2001 and no loss resulted from the foreclosure.

 The following is a summary of the investments in Local Partnerships for the year ended December 31, 2002 (in thousands):

Investment balance, beginning of year                           $ 6,113
Sale of interest in a limited partnership                          (668)
Impairment losses                                                (1,819)
Equity in losses of limited partnerships                           (302)
Amortization of acquisition costs                                   (35)
Distributions recognized as reduction of
  investment balance                                             (1,451)
Investment balance, end of year                                 $ 1,838

 The difference between the investment per the accompanying balance sheets at December 31, 2002 and the equity per the Local Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Partnerships, the Partnership's recording of capital contributions payable to the Local Partnerships in its investment balance, costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

Dynes

In March 2002, the Dynes property, which consisted of 42 apartment units, was foreclosed upon by the lender. The Partnership's investment in Dynes was zero and no loss resulted from the foreclosure.

Concept I and II

During the year ended December 31, 2002, Concept I and II, which consisted of 40 apartment units, was transferred to a third party in conjunction with a settlement with the lender. The Partnership's investment in Concept I and II was zero and no loss was recognized by the Partnership as a result of this transfer of interest.

 Blue Lake

Pursuant to the terms of a loan workout relating to the Blue Lake Local Partnership, dated March 25, 1995 (the "Workout"), NTCP was required to contribute an additional $266,841 to the Local Partnership over a ten year period. In exchange, the debt service on the property is payable out of net cash flow. No payments were made since 1998 and a dispute arose as to whether the Blue Lake Local Partnership was in default under the Workout (see Note 3). Subsequent to December 31, 2002, the parties finalized the terms of a new agreement that provided for the forbearance of the aforementioned liability while admitting the lender or its affiliates to the Blue Lake Local Partnership as a 95% limited partner. In accordance with the new agreement, the current administrative general partner, an affiliate of NAPICO, was scheduled to withdraw completely from Blue Lake Local Partnership and the Partnership was scheduled to retain a 5% limited partnership interest until 2006, at which time, all of the Partnership's interests were scheduled to be conveyed to the remaining partners. In May 2003, the Local Partnership was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership is currently evaluating its options, including litigation. The Partnership's investment in Blue Lake Local Partnership at December 31, 2002 was zero.

 Summit I, II and III

 The local general partner is currently attempting to negotiate discounted payments and/or payment plans for outstanding property taxes and judgment liens which, if unsuccessful, could result in foreclosure proceedings on all three properties. The Partnership's investment in Summit I, Summit II and Summit III is zero at December 31, 2002.

Victorian Park

 In August 2002, the holder of the second mortgage encumbering the Victorian Park property filed a foreclosure action against the property. The Local Partnership denies that it is in default of the second mortgage. The
Partnership's investment in Victorian Park is zero at December 31, 2002. Subsequent to December 31, 2002, the Partnership sold its interest in this Local Partnership (see Note 8).

 Selected financial information from the combined financial statements of the Local Partnerships at December 31, 2002 and for each of the two years in the period ended December 31, 2002 is as follows:

            Condensed Combined Balance Sheet of the Local Partnerships
                                 (in thousands)

                                                    December 31,
                                                       2002
Assets
  Land                                              $  8,467
  Building and improvements, net of accumulated
   depreciation of approximately $36,770              58,560
  Other Assets                                         8,222
Total Assets                                        $ 75,249

Liabilities and Partners Deficit:
Liabilities:
  Mortgage notes payable                            $ 76,633
  Other liabilities                                   27,587
                                                     104,220
Partners' deficit                                    (28,971)

Total liabilities and Partners' Deficit             $ 75,249

        Condensed Combined Results of Operations of the Local Partnerships
                                 (in thousands)
                                                       Years ended December 31,
                                                         2002            2001
Revenues:
Rental and other                                       $15,720         $15,636

Expenses:
Depreciation                                             3,372           3,667
Interest                                                 6,407           6,807
Operating                                                9,126           9,408
Total expenses                                          18,905          19,882
Net loss                                               $(3,185)        $(4,246)

 An affiliate of the General Partner managed two and three properties owned by Local Partnerships during the years ended December 31, 2002 and 2001, respectively. The Local Partnerships pay the affiliate property management fees in the amount of 4.5 percent to 7 percent of their gross rental revenues. The amounts paid were $49,000 and $124,000 for the years ended December 31, 2002 and 2001, respectively.

 Note 3 - Capital Contributions Payable

 The capital contributions payable are unsecured and non-interest bearing. Pursuant to the terms of a new loan workout negotiated relating to the Blue Lake Local Partnership (See Note 2), the Partnership will no longer be liable for unpaid capital contributions of approximately $267,000. This amount was written off to income upon finalization of the agreement in May 2003.

 Note 4 - Transactions with Affiliated Parties

 Under  the  terms  of  the  Amended  and  Restated  Agreement  of  the  Limited
Partnership, the Partnership is obligated to the General Partner for the following fees:

 (a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner. For the years ended December 31, 2002 and 2001, approximately $485,000 and $606,000, respectively, have been expensed. The unpaid balance at December 31, 2002 is approximately $2,654,000. This balance is non-interest bearing. The Partnership made a payment of approximately $2,832,000 in March and April 2003 with the proceeds received from the sales of its partnership interests in Terrace Gardens and Victorian Park during 2003 (see Note 8).

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

 (c) The Partnership reimburses NAPICO for certain expenses. The reimbursement due to NAPICO was approximately $53,000 and $57,000 for the years ended December 31, 2002 and 2001, respectively, and is included in general and administrative expenses.

 NTC,  or another  affiliate  of the  General  Partner,  is the Local  Operating
General Partner in twelve of the Partnership's 24 Local Partnerships. In addition, NTC is typically either a special limited partner or a non-managing, administrative general partner in each Local Partnership.

 An affiliate of the General Partner managed two and three properties owned by Local Partnerships during the years ended December 31, 2002 and 2001, respectively. The Local Partnerships pay the affiliate property management fees in the amount of 4.5 percent to 7 percent of their gross rental revenues. The amounts paid were $49,000 and $124,000 for the years ended December 31, 2002 and 2001, respectively.

AIMCO and its affiliates currently do not own any limited partnership units (the "Units") in the Partnership. It is possible that AIMCO or its affiliates will acquire units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

 Note 5 - Income Taxes

 The Partnership is not taxed on its income. The partners are taxed in their individual capacities based on their distributive share of the Partnership's taxable income or loss and are allowed the benefits to be derived from off-setting their distributive share of the tax losses against taxable income from other sources subject to passive loss limitations. The taxable income or loss differs from amounts included in the statements of operations because different methods are used in determining the losses of the Local Limited Partnerships as discussed below. The tax loss is allocated to the partner groups in accordance with Section 704 (b) of the Internal Revenue Code and therefore is not necessarily proportionate to the interest percentage owned.

A reconciliation follows:

                                                  Years Ended December 31,
                                                     2002            2001
                                                       (in thousands)

Net (loss) income per financial statements        $ (1,872)          $ 17
  Partnership fees                                  (2,339)         (1,611)
  Other                                               (170)            314
  Partnership's share of limited local
   Partnership                                      (1,151)         (3,474)
Loss per tax return                               $ (5,532)       $ (4,754)
Loss per limited partnership interest              $ (229)         $ (198)

The following is a reconciliation between the Partnership's reported amounts and the federal tax basis of net assets:

                                                December 31, 2002
                                                     (in thousands)
      Net deficiency as reported                       $   (610)
      Add (deduct):
        Intangible (net)                                  4,180
        Deferred offering costs                           7,745
       Investment in Partnerships                       (16,580)
       Other                                              2,859
      Net deficit - federal tax basis                  $ (2,406)

 Note 6 - Contingencies

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the corporate general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other defendants. The complaint alleged that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and violated securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs sought equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a rescission of the transfer of partnership interests and an accounting.

In November 2002, the jury returned special verdicts against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty. In addition, the jury awarded the plaintiffs punitive damages against NAPICO of approximately $92.5 million. On April 29, 2003, the Court entered judgment against NAPICO and certain other defendants in the amount of $25.2 million for violations of securities laws and against NAPICO for $67.3 million for breaches of fiduciary duty, both amounts plus interest of $25.6 million, and for punitive damages against NAPICO in the amount of $2.6 million.

On May 30, 2003, NAPICO and certain other defendants entered into a memorandum of understanding with the plaintiff class and their counsel relating to the settlement of the litigation.

On August 11, 2003, NAPICO entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. The Stipulation of Settlement remains subject to the preliminary and final approval of the court as well as the approval of the Plaintiffs. Pursuant to the Stipulation of Settlement, within two days after receiving the court's preliminary approval of the proposed settlement, Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, is responsible for depositing $29 million into an escrow account for the benefit of the Plaintiffs. Upon final court approval, approval by the Plaintiffs and the lapse of any time to appeal the court approval of the settlement, the following shall occur:

1. Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, will transfer to an agent for the Plaintiffs shares of common stock ("Class A Common Stock") of AIMCO owned by certain affiliates of Alan I. Casden with an aggregate market value of $19 million, subject to certain transfer restrictions, or at Alan I. Casden's option, $19 million in cash.

2. NAPICO will issue an aggregate of $35 million in promissory notes for the benefit of the Plaintiffs. An aggregate of $7 million of notes are to be repaid each year. The notes will bear interest based on applicable rates of U.S. Treasury bills with similar maturities. The notes will be guaranteed by AIMCO Properties, L.P., an affiliate of AIMCO.

3. The parties to the Stipulation of Settlement will release each other and related parties from any and all claims associated with the litigation and the Plaintiffs' investment in the partnerships that were the subject of the litigation.

4. The $29 million in the escrow account established by Alan I. Casden will be released to the Plaintiffs.

Pursuant to the Stipulation of Settlement, upon final approval of the settlement by the court, the parties shall jointly request that a new judgment be entered in the litigation that will, among other things, expunge the judgment originally entered against NAPICO and the other defendants on April 29, 2003.

On August 12, 2003, in connection with the proposed settlement pursuant to the Stipulation of Settlement, NAPICO and AIMCO executed a Settlement Agreement (the "Settlement Agreement") with the prior shareholders of Casden Properties Inc. The principal terms of the Settlement Agreement include:

1. That NAPICO will voluntarily discontinue the action it commenced on May 13, 2003 against the former shareholders of Casden Properties Inc. and other indemnitors in AIMCO's March 2002 acquisition of Casden Properties Inc. (the "Casden Merger").

2. That Alan I. Casden and certain related entities will resolve certain pending claims for indemnification made by NAPICO, AIMCO and their affiliates. These claims include indemnification related to the litigation and certain other matters in connection with the Casden Merger.

3. AIMCO, or an affiliate, will deposit $25 million of the $29 million that Alan I. Casden is responsible for depositing into the escrow account for the benefit of the Plaintiffs pursuant to the terms of the Stipulation of Settlement. In connection with this deposit by AIMCO, The Casden Company will transfer to AIMCO 531,915 shares of AIMCO Class A Common Stock owned by The Casden Company, which shares are to be held in escrow by AIMCO until final approval of the Stipulation of Settlement by the court and the Plaintiffs. Upon such approval, AIMCO will become the owner of the 531,915 shares. If final approval by the court and the Plaintiffs is not obtained, the $25 million deposited by AIMCO into the escrow account will be returned to AIMCO and AIMCO will return to The Casden Company the 531,915 shares.

4. The Casden Company will promise to pay an aggregate amount of $35 million on a secured, nonrecourse basis to NAPICO. The Casden Company will be obligated to repay an aggregate of $7 million of the obligation each year. The obligation to repay the $35 million will bear the same interest and mature on the same schedule as the promissory notes issued by NAPICO to the plaintiffs pursuant to the Stipulation of Settlement. Payment of these obligations will be secured by (i) a pledge of 744,681 shares of AIMCO Class A Common Stock owned by Alan I. Casden or an affiliated entity, plus up to 60,000 additional shares for accrued interest, and (ii) cash proceeds of recoveries or settlements that Alan I. Casden or any of his affiliates, or any of the former shareholders of Casden Properties Inc., receive in connection with or related to the litigation (collectively, "Recoveries"). The payment obligations to NAPICO will be required to be prepaid with any Recoveries received. Payment may be made in cash or in shares of AIMCO Class A Common Stock, except payments with respect to Recoveries must be made in cash.

In addition to the litigation discussed above, the General Partner is involved in various other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

 Note 7 - Real Estate and Accumulated Depreciation of Local Partnerships in which NTCP Has Invested as of December 31, 2002



                                               Buildings
                                                  And
                                                Related
                          Mortgage             Personal              Accumulated
      Description           Notes      Land    Property Total(3)(2)  Depreciation (3)

Appletree Apts.          $    880    $    74  $ 1,247     $  1,321  $   427
Blue Lake Apts.             4,750        335      476          811       --
ComFed Qualified Apts.      2,445        385    4,168        4,553    2,319
Countryview/Columbus        3,379        320    3,890        4,210      136
Apts.
Dickens Apts.               1,236       105     2,318        2,423      777
Genoa Plaza                 1,314         98    1,705        1,803      616
Glenark Apts.               2,816         46    4,195        4,241      836
Grand Meadows Apts.         1,842       112     3,496        3,608    1,249
Grinnell Park Apts.           589        48       804          852      294
Kimberly Court Apts.        1,462       234     1,760        1,994      646
Mountain View I             3,037        686   4,338        5,024    1,448
Mountain View II            4,026        866    5,378        6,244    1,793
North Liberty Apts.           592         48      740          788      302
Paris Hotel Apts.             656        179    1,675        1,854      523
Rolling Hills Apts.         4,480        800   11,810       12,610    4,254
Rose City Apts.             8,131        464   10,155       10,619    4,287
Summit I Apts.              1,595         --       --           --       --
Summit II Apts.                50         --       --           --       --
Summit III Apts.            2,391         --       --           --       --
Terrace Gardens             6,956      1,522    8,138        9,660    4,101
Torres de Plata I           2,983        161    3,747        3,908    1,687
Tyrone Elderly              2,696        100    4,919        5,019    1,691
Victorian Park             17,683      1,738   17,612       19,350    8,648
Vinton/Park School            644        146    2,759        2,905      736
                          $76,633    $ 8,467  $95,330     $103,797  $36,770

(2) Reconciliation of real estate

                                                 Years Ended December 31,
                                                   2002           2001
                                                      (in thousands)
Balance at beginning of year                     $111,034       $133,472
Disposals during the year                            (555)        (1,977)
Loss on Partnership investments                    (6,682)       (20,461)
Balance at end of year                           $103,797       $111,034

Reconciliation of accumulated depreciation

                                                 Years Ended December 31,
                                                   2002           2001
                                                      (in thousands)
Balance at beginning of year                     $ 37,518       $ 42,000
Depreciation expense for the year                   3,372          3,667
Disposals of rental properties                     (4,120)        (8,149)
Balance at end of year                           $ 36,770       $ 37,518

 Note 8 - Subsequent Events

Subsequent to December 31, 2002, the Partnership sold its interest in Terrace Gardens Limited Partnership to an unrelated third party and realized a gain of approximately $1,828,000. The gain is equal to the net proceeds received by the Partnership, as the Partnership had no remaining investment related to this limited partnership at December 31, 2002. These net proceeds were used to make a payment on the accrued management fees due to the General Partner.

Subsequent to December 31, 2002, the Partnership sold its interest in Victorian Park to an unrelated third party. The Partnership recognized a gain of approximately $1,246,000 which is equal to the net proceeds received by the Partnership as the Partnership had no remaining investment related to this Local Partnership. A portion of the net proceeds were used to make a payment on the accrued management fees due to the General Partner.

Subsequent to December 31, 2002, the Partnership and Bond Portfolio, Inc., the operating and administrative general partner of Blue Lake Local Partnership, finalized a loan workout agreement whereby the Partnership's interest in Blue Lake was reduced to 5%, the capital contribution payable of approximately $267,000 was extinguished, and the Partnership's remaining 5% interest in Blue Lake was scheduled to be conveyed to Bond Portfolio, Inc., in March 2006. In May 2003, the Local Partnership was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership is currently evaluating its options, including litigation.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Effective  August 29,  2002,  the  Registrant  dismissed  its prior  Independent
Auditors, Deloitte & Touche LLP and retained as its new Independent Auditors, Ernst & Young LLP. Deloitte & Touche LLP's Independent Auditors' Report on the Registrant's financial statements for the calendar year ended December 31, 2001 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the General Partner. During the calendar year ended 2001 and through August 29, 2002, there were no disagreements between the Registrant and Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

Effective August 29, 2002, the Registrant engaged Ernst & Young LLP as its Independent Auditors. During the last two calendar years and through August 29, 2002, the Registrant did not consult Ernst & Young LLP regarding any of the matters or events set forth in Item 304 (a)(2)(i) and (ii) of Regulation S-B.

                                    PART III

 ITEM 9.     Directors and Executive Officers of the Registrant

National Tax Credit Partners, L.P. (the "Partnership" or the "Registrant") has no officers or directors. The general partner responsible for conducting the business of the Partnership is National Partnership Investments Corp a California Corporation ("NAPICO" or the "General Partner").

The names and ages of, as well as the positions and offices held by, the present directors and executive officers of NAPICO are set forth below: The General Partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. There are no family relationships between or among any directors or officers.

Peter K. Kompaniez              58    Director
David R. Robertson              37    President, Chief Executive Officer
                                       and Director
Michael J. Hornbrook            48    Executive Vice President and Chief
                                       Operating Officer
Jeffrey H. Sussman              37    Senior Vice President, General
                                       Counsel and Secretary
Brian H. Shuman                 40    Senior Vice President and Chief
                                       Financial Officer

Peter K. Kompaniez has been a Director of NAPICO since April 1, 2000. Mr. Kompaniez has been Vice Chairman of the Board of Directors of Apartment Investment and Management Company ("AIMCO") since July 1994 and was appointed President of AIMCO in July 1997.

David R. Robertson has been President, Chief Executive Officer and a Director of NAPICO since October 2002. Mr. Robertson is also Executive Vice President of AIMCO and is responsible for property operations, asset management and transaction activities within AIMCO Capital's portfolio of affordable properties. Prior to joining AIMCO, Mr. Robertson was a member of the investment banking group at Smith Barney from 1991 to 1996, where he was responsible for real estate investment banking transactions in the western United States, and was part of the Smith Barney team that managed AIMCO's initial public offering in 1994. From February 1996 until February 2002, when Mr. Robertson joined AIMCO, he was the Chairman and Chief Executive Officer of Robeks Corporation, a privately held chain of specialty food stores.

Michael J. Hornbrook has been Executive Vice President of NAPICO since January 2002 and became Chief Operating Officer of NAPICO in April 2002. Mr. Hornbrook is also Senior Vice President of AIMCO and is responsible for tax credit placement activities and transactions involving properties in AIMCO's affordable housing portfolio located in the western United States. Prior to January 2002, Mr. Hornbrook was a partner in the law firm of McGuire Woods LLP in the firm's Chicago office and specialized in the area of real estate law with a particular focus on affordable housing and tax credits. Mr. Hornbrook was the Chairman of the firm's Affordable Housing Group.

Jeffrey H. Sussman is Senior Vice President, General Counsel and Secretary, having joined NAPICO in 1998. Mr. Sussman is responsible for the legal affairs of NAPICO and its affiliates. Prior to joining NAPICO in April 1998, Mr. Sussman was an associate with the law firm of Rus, Miliband, Williams & Smith in Irvine, California. His practice emphasized real estate finance and insolvency law and included the representation of borrowers, lenders, and court-appointed trustees in matters involving apartment complexes, retail centers and hotels.

Brian H. Shuman is Senior Vice President and Chief Financial Officer, having joined NAPICO in 2000. Mr. Shuman is responsible for the financial affairs of NAPICO, as well as the limited partnerships sponsored by it. From 1996 until joining NAPICO in August 2000, Mr. Shuman was Vice President - Finance for Preferred Health Management Inc., the largest provider of worker compensation diagnostic imaging services in California formed in 1996, and was responsible for establishing and managing the accounting, billing, collection, treasury and financial reporting departments. From 1994 to 1996, Mr. Shuman was the Controller for DVI Business Credit Corporation, which provides asset based lending to a wide range of health concerns.

The executive officers and directors of the General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and directors of the General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of
significant  judgments,   and  the  clarity  of  disclosures  in  the  financial
statements.

The executive officers and directors of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles generally accepted in the United States and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and directors of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and directors of the General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of $28,000 and non-audit services (principally tax-related) of $24,000.

ITEM 10.    Executive Compensation

None of the directors and officers of the general partner received any remuneration from the Partnership during the year ended December 31, 2002.

 ITEM 11.Security Ownership of Certain Beneficial Owners and Mangement

 (a) Security Ownership of Certain Beneficial Owners

 The General Partner owns all of the outstanding general partnership interests of NTCP; no person is known to own beneficially in excess of 5 percent of the outstanding Limited Partnership Interests.

 (b) None of the officers or directors of the General Partner own directly or beneficially any Limited Partnership Interests in NTCP.

 ITEM 12.Certain Relationships and Related Transactions

 Under  the  terms  of  the  Amended  and  Restated  Agreement  of  the  Limited
Partnership, the Partnership is obligated to the General Partner for the following fees:

 (a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner. For the years ended December 31, 2002 and 2001, approximately $485,000 and $606,000, respectively, have been expensed. The unpaid balance at December 31, 2002 is approximately $2,654,000. This balance is non-interest bearing. The Partnership made a payment of approximately $2,832,000 in March and April 2003 with the proceeds received from the sale of partnership interest in Terrace Gardens and the proceeds received related to the sale of its partnership interest in Victorian Park during 2003.

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

 (c) The Partnership reimburses NAPICO for certain expenses. The reimbursement due to NAPICO was approximately $53,000 and $57,000 for the years ended December 31, 2002 and 2001, respectively, and is included in general and administrative expenses.

 NTC,  or another  affiliate  of the  General  Partner,  is the Local  Operating
General Partner in twelve of the Partnership's 24 Local Partnerships. In addition, NTC is typically either a special limited partner or a non-managing, administrative general partner in each Local Partnership.

 An affiliate of the General Partner managed two and three properties owned by Local Partnerships during the years ended December 31, 2002 and 2001, respectively. The Local Partnerships pay the affiliate property management fees in the amount of 4.5 percent to 7 percent of their gross rental revenues. The amounts paid were $49,000 and $124,000 for the years ended December 31, 2002 and 2001, respectively.

 AIMCO and its affiliates currently do not own any limited partnership units (the "Units") in the Partnership. It is possible that AIMCO or its affiliates will acquire Units in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

ITEM 13.    Exhibits and Reports on Form 8-K

  (a) Exhibits:

          Exhibit 3 Partnership Agreement (herein incorporated by reference to the Partnership's Form S-11 Registration No. 33-27658).

          Exhibit 16.1 Letter dated August 29, 2002, from the Registrant's former independent accountants regarding its concurrence with the statements made by the Registrant incorporated by reference to the Registrant's Current Report on Form 8-K dated September 6, 2002.

          Exhibit 99.0 Certification Pursuant to 18 U.S.C. Section 1250, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          Exhibit 99.1 Independent Auditors Report for Rolling Hills Apts., Ltd.

          Exhibit 99.2 Independent Auditors Report for Dickens Associates II

          Exhibit 99.3 Independent Auditors Report for Genoa Plaza

          Exhibit 99.4 Independent Auditors Report for Grinnell Park Apartments

          Exhibit 99.5 Independent Auditors Report for North Liberty

          Exhibit 99.6 Independent Auditors Report for Torres del Plata I

          Exhibit 99.7 Independent Auditors Report for Grand Meadows II

          Exhibit  99.8  Independent   Auditors  Report  for  Blue  Lake  Pointe
               Apartments

          Exhibit 99.9 Independent Auditors Report for Mountain View Properties

(b) Reports on Form 8-K filed during the quarter ended December 31, 2002:

            None.

 ITEM 14.      Controls and Procedures

 The principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

                                   SIGNATURES


In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               NATIONAL TAX CREDIT PARTNERS L.P.
                               (a California Limited Partnership)

                               By: NATIONAL PARTNERSHIP INVESTMENTS CORP. General Partner

                                    By:   /s/Peter K. Kompaniez
                                          Peter K. Kompaniez
                                          Director

                                    By:   /s/David R. Robertson
                                          David R. Robertson
                                          President, Chief Executive Officer
                                          and    Director

                                    By:   /s/Brian H. Shuman
                                          Brian H. Shuman
                                          Senior Vice President and
                                          Chief Financial Officer

                                    Date: August 20, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Peter K. Kompaniez         Director                   Date:  August 20, 2003
Peter K. Kompaniez



/s/David R. Robertson         President, Chief Executive Date: August 20, 2003
David R. Robertson             Officer and Director



/s/Brian H. Shuman            Senior Vice Presiden and   Date: August 20, 2003
Brian H. Shuman                 Chief Financial Officer


                                  CERTIFICATION


I, David R. Robertson, certify that:


1. I have reviewed this annual report on Form 10-KSB of National Tax Credit Partners L.P.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  August 20, 2003

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

                                  CERTIFICATION


I, Brian H. Shuman, certify that:


1. I have reviewed this annual report on Form 10-KSB of National Tax Credit Partners L.P.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  August 20, 2003

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


                       NATIONAL TAX CREDIT PARTNERS, L.P.
                                  EXHIBIT INDEX


Exhibit     Description of Exhibit

  3         Partnership Agreement (herein incorporated  by  reference  to  the
                        Partnership's Form S-11 Registration No. 33-27658).

  16.1 Letter dated August 29,2002, from the Registrant's former independent accountants regarding its concurrence with the statements made by the Registrant incorporated by reference to the Registrant's Current Report on Form 8-K dated September 6, 2002.

  99.0 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.1      Independent Auditors Report for Rolling Hills Apts., Ltd.

  99.2      Independent Auditors Report for Dickens Associates II

  99.3      Independent Auditors Report for Genoa Plaza

  99.4      Independent Auditors Report for Grinnell Park Apartments

  99.5      Independent Auditors Report for North Liberty

  99.6      Independent Auditors Report for Torres del Plata I

  99.7      Independent Auditors Report for Grand Meadows II

99.8        Independent  Auditors  Report for Blue Lake Pointe  Apartments
            Associates, Ltd.

  99.9      Independent Auditors Report for Mountain View Properties

Exhibit 99.0


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002


In connection with the Annual Report on Form 10-KSB of National Tax Credit Partners, L.P. (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:


      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  August 20, 2003


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  August 20, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.

Exhibit 99.1

Independent Auditors' Report

To the Partners
Rolling Hills Apts., Ltd.
Pottsgrove Township, PA

We have audited the accompanying balance sheets of Rolling Hills Apts., Ltd., as of December 31, 2002 and 2001 and the related statements of income, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rolling Hills Apts., Ltd. PHFA Project No. 61 as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated February 11, 2003 on our consideration of Rolling Hills Apts. Ltd. internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional financial data (shown on pages 13 through 26) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of Rolling Hills Apts., Ltd. PHFA Project No. 61. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Bernstein, Simpson, Gilbert and Morowitz, LLC

Galloway, NJ
February 11, 2003

Exhibit 99.2

                          INDEPENDENT AUDITOR'S REPORT



To the Partners
DICKENS ASSOCIATES II

We have audited the accompanying balance sheet of DICKENS ASSOCIATES II, F.H.A. Project No. 071-35591 (the "Partnership"), as of December 31, 2002, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2002, and the results of its operations, changes in partners' capital and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards we have also issued reports dated January 24, 2003 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 17 to 22 is presented for purposes of additional analysis and is not required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The accompanying financial statements have been prepared assuming that DICKENS ASSOCIATES II will continue as a going concern. As discussed in the notes to the financial statements, the Partnership's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding this matter are also included in the notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                        /s/ Rockoff, Harlan, Rasof, Ltd.

January 24, 2003

Exhibit 99.3



                   INDEPENDENT AUDITOR'S REPORT ON THE FINANCIAL
                    STATEMENTS AND THE SUPPLEMENTARY INFORMATION



To the Partners
Genoa Plaza, Limited Partnership
Beverly Hills, California

We have audited the accompanying balance sheets of Genoa Plaza, Limited Partnership as of December 31, 2002 and 2001, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genoa Plaza, Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 2003 on our consideration of Genoa Plaza, Limited Partnership's internal control over financial reporting and its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included on page 10 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the basic financial statements taken as a whole.



                                    /s/McGladrey & Pullen



Des Moines, Iowa
January 20, 2003

Exhibit 99.4


                          INDEPENDENT AUDITOR'S REPORT



To the Partners
Grinnell Park Apartments, Limited Partnership
Beverly Hills, California

We have audited the accompanying balance sheets of Grinnell Park Apartments, Limited Partnership as of December 31, 2002 and 2001, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grinnell Park Apartments, Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



                                    /s/McGladrey & Pullen



Des Moines, Iowa
January 20, 2003

Exhibit 99.5

                          INDEPENDENT AUDITOR'S REPORT



To the Partners
North Liberty Park, Limited Partnership
Beverly Hills, California

We have audited the accompanying balance sheets of North Liberty Park, Limited Partnership as of December 31, 2002 and 2001, and the related statements of income, partners' (deficit), and cash flows for the years then ended. These statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North Liberty Park, Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



                                    /s/McGladrey & Pullen



Des Moines, Iowa
January 20, 2003

Exhibit 99.6

                INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS



Partners
Torres del Plata I Limited Partnership
San Juan, Puerto Rico

We have audited the accompanying balance sheets of Torres del Plata I Limited Partnership as of December 31, 2002 and 2001, and the related statements of operations, partners' equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States, and the US Department of Agriculture, Farmers Home Administration Audit Program Handbook, issued in December 1989. Those standards and the audit program require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Torres del Plata I Limited Partnership as of December 31, 2002 and 2001, and the results of its operations, changes in partners' equity (deficiency) and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards we have also issued our report dated January 14, 2003, on our consideration of the Partnership's internal control and on our tests on its compliance with certain provisions of laws, regulations, contracts, loan covenants and agreements. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.



                        /s/Torres Llompart, Sanchez Ruiz & Company


January 14, 2003
License No. 169
San Juan, Puerto Rico

Stamp number 1849961 was Affixed to the original of this report.

Exhibit 99.7


INDEPENDENT AUDITOR'S REPORT

To the Partners
Grand Meadows II Limited Dividend
Housing Association Limited Partnership

We have  audited the  accompanying  balance  sheets of Grand  Meadows II Limited
Dividend Housing Association Limited Partnership (a Michigan Limited Partnership), MSHDA Development No. 827, as of December 31, 2002, 2001 and 2000, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grand Meadows II Limited Dividend Housing Association Limited Partnership, MSHDA Development No. 827, as of December 31, 2002, 2001 and 2000, and its results of operations, changes in partners' equity, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 9, 2003 on our consideration of Grand Meadows II Limited Dividend Housing Association Limited Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. The report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.



                                    /s/Rural Housing Corporation



January 9, 2003

Exhibit 99.8


INDEPENDENT AUDITORS' REPORT

To the Partners
Blue Lake Pointe Apartments Associates, Ltd.
Cumming, Georgia

We have audited the accompanying balance sheets Blue Pointe Apartments Associates, Ltd., of as of December 31, 2002 and 2001 and the related statements of income, partners' (deficit), and cash flow for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Lake Pointe Apartments Associates, Ltd., as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




                                    /s/SCHOONOVER BOYER + ASSOCIATES



March 7, 2003

Exhibit 99.9


INDEPENDENT AUDITORS' REPORT

To the Partners

We have audited the accompanying combined balance sheet of Mountain View Properties (New Mexico Limited Partnerships) as of December 31, 2002 and the related combined statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Mountain View Properties as of December 31, 2002 and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.




                                    /s/ALTSCHULER, MELVOIN AND GLASSER LLP


Los Angeles, California
July 7, 2003