Form 10QSB
period 2003-03-31
NATIONAL TAX CREDIT PARTNERS L P
filed 2003-08-21
CIK 847415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2003


[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
   ACT OF 1934

              For the transition period from __________ to __________

                         Commission file number 0-18541


                       NATIONAL TAX CREDIT PARTNERS, L.P.
             (Exact Name of Registrant as Specified in Its Charter)


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


                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                       NATIONAL TAX CREDIT PARTNERS, L.P.

                                  BALANCE SHEET

                                 MARCH 31, 2003
                                   (Unaudited)
                                 (in thousands)



                           ASSETS

Investments in limited partnerships                                        $ 1,782
Cash and cash equivalents                                                    1,327
Due from affiliate                                                             182

       Total assets                                                        $ 3,291

       LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Liabilities:
   Accrued fees due to affiliates (Note 4)                                 $   834
   Capital contribution payable  (Note 3)                                      267
   Deferred gain on sale (Note 2)                                            1,000
   Accounts payable and accrued expenses                                        78
                                                                             2,179
Contingencies (Note 5)

Partners' capital (deficiency):
   Special limited partner                                   $     1
   General partners                                             (508)
   Limited partners                                            1,619         1,112

      Total liabilities and partners' capital (deficiency)                 $ 3,291


                   See Accompanying Notes to Financial Statements


                       NATIONAL TAX CREDIT PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)
                    (in thousands, except per interest data)



                                                                      Three Months Ended
                                                                           March 31,
                                                                         2003       2002
              Revenues:
                Interest income                                      $     --   $      1

              operating Expenses:
                Management fee - partners                                 113        138
                General and administrative                                 10         55
                Legal and accounting                                       38         56
                     Total operating expenses                             161        249

              Loss from Partnership operations                           (161)      (248)
              Gain on sale of limited partnership interest (Note 2)     1,970         --
              Distributions from limited partnerships
                recognized as income (Note 2)                               1         --
              Advances to limited partnerships
               charged to expense                                         (32)        --
              Equity in loss of limited partnerships
                and amortization of acquisition costs                     (56)      (197)

              Net income (loss)                                       $ 1,722   $   (445)

              Net income (loss) allocated to general
                partner (1%)                                          $    17   $     (4)
              Net income (loss) allocated to limited
                partners (99%)                                          1,705       (441)

                                                                      $ 1,722   $   (445)
              Net income (loss) per limited
                partnership interest                                  $    71   $    (18)


                   See Accompanying Notes to Financial Statements


                       NATIONAL TAX CREDIT PARTNERS, L.P.

               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

                                   (Unaudited)
                      (in thousands, except interest data)



                                                  Special
                                     General      Limited       Limited
                                    Partners      Partner       Partners         Total

Partnership interests                                            23,899

Partners' capital (deficiency),
  December 31, 2002                   $(525)      $   1          $ (86)         $ (610)

Net income for the three months
  ended March 31, 2003                   17          --           1,705           1,722

Partners' capital (deficiency),
  March 31, 2003                      $(508)      $   1         $ 1,619         $ 1,112

                   See Accompanying Notes to Financial Statements


                       NATIONAL TAX CREDIT PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)

                                                                       Three Months Ended
                                                                            March 31,
                                                                         2003          2002
Cash flows from operating activities:
  Net income (loss)                                                $  1,722       $   (445)
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
     Gain on sale of limited partnership interest                    (1,970)            --
     Equity in loss of limited partnerships and amortization
      of acquisition costs                                               56            197
     Changes in accounts:
      Accounts payable and accrued expenses                              13             13
      Deferred gain on sale of limited partnership interests          1,000             --
      Due from affiliate                                                (40)
      Accrued fees due to affiliates                                 (1,820)           163
         Net cash used in operating activities                       (1,039)           (72)

Cash flows from investing activities:
  Proceeds from sale of limited partnership interest                  1,828             --
  Distributions from limited partnerships recognized as a
   reduction of investment balance                                       --             20
  Advances to limited partnerships                                       --           (126)
         Net cash provided by (used in) investing activities          1,828           (106)


Net increase (decrease) in cash and cash equivalents                    789           (178)
Cash and cash equivalents, beginning of period                          538            467

Cash and cash equivalents, end of period                          $   1,327       $    289


At March 31, 2003, gain on sale of limited partnership interest and due from affiliate were adjusted by approximately $142,000 for non-cash activity.


                   See Accompanying Notes to Financial Statements


                       NATIONAL TAX CREDIT PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements. Accordingly, the unaudited financial statements included herein should be reviewed in conjunction with the audited financial statements and related notes thereto contained in the National Tax Credit Partners, L.P. (the "Partnership" or "Registrant") Annual Report for the fiscal year ended December 31, 2002. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003, and the results of operations and changes in cash flows for the three months ended March 31, 2003 and 2002, respectively.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

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

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. At March 31, 2003, the Partnership's maximum exposure to loss with regard to unconsolidated partnerships was its recorded investment in these partnerships totaling approximately $1,782,000. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on net earnings, the Partnership cannot make any definitive conclusion until it completes its evaluation.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

The Partnership currently holds limited partnership interests in 23 local limited partnerships ("Local Partnerships"), located in 12 states. At March 31, 2003, the Local Partnerships own residential projects consisting of 2,078 apartment units. The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

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

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships. Accordingly, the Partnership accounts for its investments in the Local Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage (between 18.99% and 99%). The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Partnerships' partnership agreements. These agreements usually limit the Partnership's distributions to an amount substantially less than its ownership percentage in the Local Partnership. The Partnership accounts for its investment in one Local Partnership, Comfed Qualified using the cost method, given its ownership percentage of 2.5%.

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

As of March 31, 2003, the investment balance in 17 of the 23 Local Partnerships had been reduced to zero.

At times, advances are made to the Local Partnerships in order to preserve the ability to receive applicable Tax Credits. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships. Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the three months ended March 31, 2003, approximately $32,000 was recognized as expense in the accompanying statements of operations.

The following is a summary of the investment in Local Partnerships for the three months ended March 31, 2003 (in thousands):

           Balance, beginning of period                      $ 1,838
           Equity in losses of limited partnerships              (54)
           Amortization of capitalized acquisition
             costs                                                (2)
           Balance, end of period                            $ 1,782

The following are unaudited condensed combined statements of operations for the three months ended March 31, 2003 and 2002 for the Local Partnerships in which the Partnership has investments (in thousands):

                                             Three Months Ended
                                                  March 31,
                                            2003             2002
                                                          (Restated)
               Revenues
                 Rental and other         $ 3,667          $ 3,557

               Expenses
                 Depreciation                 768              817
                 Interest                   1,515            1,578
                 Operating                  2,172            2,148

                                            4,455            4,543

               Net loss                    $ (788)          $ (986)

Dynes

In March 2002, the Dynes property, which consisted of 42 apartment units, was foreclosed upon by the lender. The Partnership's investment in Dynes was zero and no loss resulted from the foreclosure.

Blue Lake

Pursuant to the terms of a loan workout relating to the Blue Lake Local Partnership, dated March 25, 1995 (the "Workout"), NTCP was required to contribute an additional $266,841 to the Local Partnership over a ten year period. In exchange, the debt service on the property is payable out of net cash flow. No payments were made since 1998 and a dispute arose as to whether the Blue Lake Local Partnership was in default under the Workout (see Note 3). Subsequent to March 31, 2003, the parties finalized the terms of a new agreement that provided for the forbearance of the aforementioned liability while admitting the lender or its affiliates to the Blue Lake Local Partnership as a 95% limited partner. In accordance with the new agreement, the current administrative general partner, an affiliate of NAPICO, was scheduled to withdraw completely from Blue Lake Local Partnership and the Partnership was scheduled to retain a 5% limited partnership interest until 2006, at which time, all of the Partnership's interests were scheduled to be conveyed to the remaining partners. In May 2003, the Local Partnership was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership is currently evaluating its options, including litigation. The Partnership's investment in Blue Lake Local Partnership at March 31, 2003 was zero.

Summit I, II and III

The local general partner is currently attempting to negotiate discounted payments and/or payment plans for outstanding property taxes and judgment liens which, if unsuccessful, could result in foreclosure proceedings on all three properties. The Partnership's investment in Summit I, Summit II and Summit III is zero as of March 31, 2003.

Terrace Gardens

During the three months ended March 31, 2003, the Partnership sold its interest in Terrace Gardens Limited Partnership and realized a gain of approximately $1,970,000. The gain is equal to the proceeds received by the Partnership as the Partnership had no remaining investment related to the Local Partnership. At March 31, 2003, approximately $142,000 is included in due from affiliates and was received by the Partnership subsequent to March 31, 2003.

Victorian Park

In August 2002, the holder of the second mortgage encumbering the Victorian Park property has filed a foreclosure action against the property. The Local Partnership denies that it is in default of the second mortgage. The Partnership's investment in Victorian Park is zero at March 31, 2003. During March 2003, the Partnership received a $1,000,000 deposit related to the pending sale of its interest in this Local Partnership. See Note 6 for discussion of activity subsequent to March 31, 2003.

NOTE 3 - CAPITAL CONTRIBUTION PAYABLE

The capital contribution payable is unsecured and non-interest bearing. Pursuant to the terms of a new loan workout negotiated in May 2003 relating to the Blue Lake Local Partnership (see Notes 2 and 6), the Partnership is no longer liable for unpaid capital contributions of approximately $267,000. This amount will be written off to income upon execution of the agreement in the second quarter of 2003.

NOTE 4 - TRANSACTIONS WITH AFFILIATED PARTIES

Under  the  terms  of  the  Amended  and  Restated   Agreement  of  the  Limited
Partnership, the Partnership is obligated to pay the General Partner the following fees:

(a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the
General Partner. For the three months ended March 31, 2003 and 2002 approximately $113,000 and $138,000, respectively, have been expensed. The unpaid balance at March 31, 2003 is approximately $834,000 and was repaid subsequent to March 31, 2003. This balance is non-interest bearing.

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

(c) The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $12,000 and $14,000 for the three month periods ended March 31, 2003 and 2002, respectively, and is included in general and administrative expenses.

NTC, or another affiliate of the General Partner, is the Local Operating General Partner in eleven of the Partnership's 23 Local Partnerships. In addition, NTC is either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner managed three and two properties owned by Local Partnerships during the three months ended March 31, 2003 and 2002, respectively. The Local Partnerships pay the affiliate property management fees in the amount of 4.5 percent to 7 percent of their gross rental revenues. The amounts paid were approximately $35,000 and $31,000 for the three months ended March 31, 2003 and 2002, respectively.

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

Note 6 - SUBSEQUENT EVENTS

On May 16, 2003, the Partnership sold its interest in Victorian Park to an unrelated third party. The Partnership recognized a gain of approximately $1,246,000 which is equal to the net proceeds received by the Partnership as the Partnership had no remaining investment related to the Local Partnership.

On May 27, 2003, the Partnership and Bond Portfolio, Inc., the operating and administrative general partner, executed a loan workout agreement whereby the Partnership's interest in Blue Lake Local Partnership was reduced to 5%, the capital contribution payable of approximately $267,000 was extinguished, and the Partnership's remaining 5% interest in Blue Lake will be conveyed to Bond Portfolio on March 15, 2006.

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

Capital Resources and Liquidity

It is not expected that any of the Local Partnerships in which the Partnership invested will generate cash from operations sufficient to provide distributions to the Limited Partners. Such cash from operations, if any, would first be used to meet operating expenses of the Partnership. The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner. The Partnership's cash reserves as of March 31, 2003 were approximately $1,327,000. In March and April 2003, the Partnership paid approximately $2,832,000 to the General Partner for accrued partnership management fees from proceeds received in 2003 from the sale of its interest in one Local Partnership and from a deposit related to the pending sale of interests in another Local Partnership. In order to replenish the Partnership's reserves, the Partnership intends to generate additional cash from sales and refinancings of certain properties owned by Local Partnerships.

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

During the three months ended March 31, 2003, the Partnership received approximately $1,828,000 in net proceeds from the sale of its interest in Terrace Gardens. The gain on sale of limited partnership interest is equal to the net proceeds received as the Partnership had no remaining investment related to this Local Partnership.

In August 2002, the holder of the second mortgage encumbering the Victorian Park property has filed a foreclosure action against the property. The Local Partnership denies that it is in default of the second mortgage. The Partnership's investment in Victorian Park is zero at March 31, 2003. During March 2003, the Partnership received a $1,000,000 deposit related to the pending sale of its interest in this Local Partnership.

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

Results of Operations

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to providing additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balances until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships. During the three months ended March 31, 2003 and 2002, the Partnership recognized equity in loss of approximately $56,000 and $197,000, respectively, from Local Partnerships.

At March 31, 2003, the investment balance in 17 of the 23 Local Partnerships had been reduced to zero.

The Partnership's revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships.

An annual management fee is payable to the General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's invested assets. The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were $113,000 and $138,000 for the three months ended March 31, 2003 and 2002, respectively.

Operating  expenses,  exclusive  of the  management  fee,  consist  of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $38,000 and $56,000 for the three months ended March 31, 2003 and 2002, respectively. General and administrative expenses were approximately $10,000 and $55,000 for the three months ended March 31, 2003 and 2002, respectively. The decrease in general and administrative expenses is due to a decrease in the costs associated with the preparation and filing of the Partnership's quarterly and annual financial statements.

At times, advances are made to the Local Partnerships in order to preserve the ability to receive applicable Tax Credits. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships. Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the three months ended March 31, 2003, approximately $32,000 was recognized as expense in the accompanying statements of operations.

During the three months ended March 31, 2003, the Partnership sold its interest in Terrace Gardens Limited Partnership and realized a gain of approximately $1,970,000. The gain is equal to the proceeds received by the Partnership as the Partnership had no remaining investment related to the Local Partnership. At March 31, 2003 approximately $142,000 is included in due from affiliates and was received by the Partnership subsequent to March 31, 2003.

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

Blue Lake

Pursuant to the terms of a loan workout relating to the Blue Lake Local Partnership, dated March 25, 1995 (the "Workout"), NTCP was required to contribute an additional $266,841 to the Local Partnership over a ten year period. In exchange, the debt service on the property is payable out of net cash flow. No payments were made since 1998 and a dispute arose as to whether the Blue Lake Local Partnership was in default under the Workout (see Note 3). Subsequent to March 31, 2003, the parties finalized the terms of a new agreement that provided for the forbearance of the aforementioned liability while admitting the lender or its affiliates to the Blue Lake Local Partnership as a 95% limited partner. In accordance with the new agreement, the current administrative general partner, an affiliate of NAPICO, was scheduled to withdraw completely from Blue Lake Local Partnership and the Partnership was scheduled to retain a 5% limited partnership interest until 2006, at which time, all of the Partnership's interests were scheduled to be conveyed to the remaining partners. In May 2003, the Local Partnership was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership is currently evaluating its options, including litigation. The Partnership's investment in Blue Lake Local Partnership at March 31, 2003 was zero.

Summit I, II and III

The local general partner is currently attempting to negotiate discounted payments and/or payment plans for outstanding property taxes and judgment liens which, if unsuccessful, could result in foreclosure proceedings on all three properties. The Partnership's investment in Summit I, Summit II and Summit III is zero as of March 31, 2003.

Victorian Park

In August 2002, the holder of the second mortgage encumbering the Victorian Park property filed a foreclosure action against the property. The Local Partnership denies that it is in default of the second mortgage. The Partnership's investment in Victorian Park is zero at March 31, 2003. During March 2003, the Partnership received a $1,000,000 deposit related to the pending sale of its interest in this Local Partnership during 2003. On May 16, 2003, the Partnership sold its interest in Victorian Park to an unrelated third party. The Partnership recognized a gain of approximately $1,246,000 which is equal to the net proceeds received by the Partnership as the Partnership had no remaining investment related to the Local Partnership.

Other

AIMCO and its affiliates currently do not own any limited partnership units (the "Units") in the Partnership. A Unit equals two limited partnership interests. It is possible that AIMCO or its affiliates will acquire Units in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. At March 31, 2003, the Partnership's maximum exposure to loss with regard to unconsolidated partnerships was its recorded investment in these partnerships totaling approximately $1,782,000. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on net earnings, the Partnership cannot make any definitive conclusion until it completes its evaluation.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that the following may involve a higher degree of judgment and complexity.

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships. Accordingly, the Partnership accounts for its investments in the Local Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage (between 18.99% and 99%). The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Partnerships' partnership agreements. These agreements usually limit the Partnership's distributions to an amount substantially less than its ownership percentage in the Local Partnership. The Partnership accounts for its investment in one Local Partnership, Comfed Qualified using the cost method, given its ownership percentage of 2.5%.

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

4. The Casden Company will promise to pay an aggregate amount of $35 million on a secured, nonrecourse basis to NAPICO. The Casden Company will be obligated to repay an aggregate of $7 million of the obligation each year. The obligation to repay the $35 million will bear the same interest and mature on the same schedule as the promissory notes issued by NAPICO to the plaintiffs pursuant to the Stipulation of Settlement. Payment of these obligations will be secured by (i) a pledge of 744,681 shares of AIMCO Class A Common Stock owned by Alan I. Casden or an affiliated entity, plus up to 60,000 additional shares for accrued interest, and (ii) cash proceeds of recoveries or settlements that Alan I. Casden or any of his affiliates, or any of the former shareholders of Casden Properties Inc., receive in connection with or related to the litigation (collectively, "Recoveries"). The payment obligations to NAPICO will be required to be prepaid with any Recoveries received. Payment may be made in cash or in shares of AIMCO Class A Common Stock, except payments with respect to Recoveries must be made in cash. 4.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            Exhibit     3  Partnership   Agreement   (herein   incorporated   by
                        reference to the Partnership's Form S-11 Registration No. 33-27658).

            Exhibit 99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K filed during the quarter ended March 31, 2003:

            None.


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



                                    NATIONAL TAX CREDIT PARTNERS, L.P.
                                    (a California limited partnership)


                                    By:   National Partnership Investments Corp.
                                          General Partner


                                    By:   /s/David R. Robertson
                                          David R. Robertson
                                          President and Chief Executive Officer


                                    By:   /s/Brian H. Shuman
                                          Brian H. Shuman
                                          Senior Vice President and Chief
                                          Financial Officer


                                    Date: August 20, 2003


                                  CERTIFICATION


I, David R. Robertson, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of National Tax Credit Partners, L.P.;


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

                                  CERTIFICATION


I, Brian H. Shuman, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of National Tax Credit Partners, L.P.;


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


Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002




In connection with the Quarterly Report on Form 10-QSB of National Tax Credit Partners, L.P. (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:


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