Form 10QSB
period 2003-06-30
NATIONAL TAX CREDIT PARTNERS L P
filed 2003-08-21
CIK 847415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended June 30, 2003


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



                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                       NATIONAL TAX CREDIT PARTNERS, L.P.

                                  BALANCE SHEET

                                  JUNE 30, 2003
                                   (Unaudited)
                                 (in thousands)



                           ASSETS

Investments in limited partnerships                                        $ 1,666
Cash and cash equivalents                                                      649
Advances to limited partnerships (Note 2)                                      213

       Total assets                                                        $ 2,528

       LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Liabilities:
   Accounts payable and accrued expenses                                   $   186

   Contingencies (Note 4)

Partners' capital (deficiency):
   Special limited partner                                   $     1
   General partners                                             (495)
   Limited partners                                            2,836         2,342

      Total liabilities and partners' capital (deficiency)                 $ 2,528


                  See Accompanying Notes to Financial Statements



                       NATIONAL TAX CREDIT PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)
                    (in thousands, except per interest data)



                                                 Three Months Ended         Six Months Ended
                                                      June 30,                  June 30,
                                                 2003         2002         2003          2002
Revenues:
Interest income                                $     4     $     2      $     4       $     3

Operating expenses:
  Management fees - partners                       114         138          227           276
  General and administrative                        42          (4)          52            52
  Legal and accounting                              54         (10)          92            45
        Total operating expenses                   210         124          371           373

Loss from Partnership operations                  (206)       (122)        (367)        (370)
Gain on sale of limited
 partnership interests (Note 2)                  1,246          --        3,216            --
Gain on extinguishment of debt (Note 2)            267          --          267            --
Distributions from limited partnerships
  recognized as income (Note 2)                     58          61           59            61
Advances to limited partnerships
 charged to expense                                (19)         --          (51)           --
Impairment loss (Note 2)                            --        (921)          --          (921)
Equity in loss of limited partnerships
  and amortization of acquisition costs           (116)       (130)        (172)         (327)
Net income (loss)                              $ 1,230     $(1,112)     $ 2,952       $(1,557)

Net income (loss) allocated to general
  partners (1%)                                $    12     $   (11)     $    30       $   (16)
Net income (loss) allocated to limited
  partners (99%)                                 1,218      (1,101)       2,922        (1,541)

                                               $ 1,230     $(1,112)     $ 2,952       $(1,557)
Net income (loss) per limited
  partnership interest                         $    51     $   (46)     $   122       $   (64)

                  See Accompanying Notes to Financial Statements


                       NATIONAL TAX CREDIT PARTNERS, L.P.

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

                                   (Unaudited)
                      (in thousands, except interest data)


                                                  Special
                                     General      Limited       Limited
                                    Partners      Partner       Partners         Total

Partnership interests                                            23,899

Partners' capital (deficiency),
  December 31, 2002                   $(525)      $   1          $ (86)         $ (610)

Net income for the six months
  ended June 30, 2003                    30          --           2,922           2,952

Partners' capital (deficiency),
  June 30, 2003                       $(495)      $   1         $ 2,836         $ 2,342

                  See Accompanying Notes to Financial Statements


                       NATIONAL TAX CREDIT PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)

                                                                        Six Months Ended
                                                                            June 30,
                                                                        2003       2002
Cash flows from operating activities:
  Net income (loss)                                                $  2,952       $ (1,557)
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
     Gain on sale of limited partnership interests                   (3,216)            --
     Gain on extinguishment of debt                                    (267)            --
     Impairment loss                                                     --            921
     Equity in loss of limited partnerships and amortization
      of acquisition costs                                              172            327
     Changes in accounts:
      Accounts payable and accrued expenses                             121            (91)
      Accrued fees due to partners                                   (2,654)          (187)
         Net cash used in operating activities                       (2,892)          (587)

Cash flows from investing activities:
  Proceeds from sale of limited partnership interests                 3,216             --
  Distributions from limited partnerships recognized as a
   reduction of investment balance                                       --             67
  Dilution of interest in limited partnerships                           --            668
  Advances to limited partnerships                                     (213)          (187)
         Net cash provided by investing activities                    3,003            548


Net increase (decrease) in cash and cash equivalents                    111            (39)
Cash and cash equivalents, beginning of period                          538            467

Cash and cash equivalents, end of period                          $     649       $    428

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2003, and the results of operations and changes in cash flows for the three and six months ended June 30, 2003 and 2002, respectively.

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

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. At June 30, 2003, the Partnership's maximum exposure to loss with regard to unconsolidated partnerships was its recorded investment in these partnerships totaling approximately $1,666,000. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on net earnings, the Partnership cannot make any definitive conclusion until it completes its evaluation.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

The Partnership currently holds limited partnership interests in 22 local limited partnerships ("Local Partnerships"), located in 13 states and Puerto Rico. At June 30, 2003, the Local Partnerships own residential projects consisting of 1,742 apartment units. The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

National Tax Credit, Inc. ("NTC"), an affiliate of the General Partner, typically serves either as a special limited partner or non-managing administrative general partner in which case it receives .01 percent of operating profits and losses of the Local Partnerships, NTC or another affiliate of the General Partner may serve as the Local Operating General Partner of the Local Partnership in which case it is entitled to 0.09 percent of operating profits and losses of the Local Partnership. The Partnership is also generally entitled to receive 50 percent of the net cash flow generated by the Apartment Complexes, subject to repayment of any loans made to the Local Partnerships (including loans provided by NTC or an affiliate), repayment for funding of development deficit and operating deficit guarantees by the Local Operating General Partners or their affiliates (excluding NTC and its affiliates), and certain priority payments to the Local Operating General Partners other than NTC or its affiliates.

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships. Accordingly, the Partnership accounts for its investments in the Local Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage (between 5% and 99%). The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Partnerships' partnership agreements. These agreements usually limit the Partnership's distributions to an amount substantially less than its ownership percentage in the Local Partnership.

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

As of June 30, 2003, the investment balance in 16 of the 22 Local Partnerships had been reduced to zero.

At times, advances are made to the Local Partnerships in order to preserve the ability to receive applicable Tax Credits. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships. Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the six months ended June 30, 2003, approximately $264,000 was advanced to the Local Partnerships, approximately $51,000 of which was recognized as expense in the accompanying statements of operations.

The following is a summary of the investment in Local Partnerships for the six months ended June 30, 2003 (in thousands):

           Balance, beginning of period                      $ 1,838
           Equity in losses of limited partnerships             (168)
           Amortization of capitalized acquisition
             costs                                                (4)
           Balance, end of period                            $ 1,666

The following are unaudited condensed combined statements of operations for the three and six months ended June 30, 2003 and 2002 for the Local Partnerships in which the Partnership has investments:


                               Three Months Ended              Six Months Ended
                                    June 30,                       June 30,
                              2003           2002             2003            2002
                                          (Restated)                       (Restated)
Revenues
  Rental and other          $ 1,764         $ 1,928         $ 5,431         $ 5,485

Expenses
  Depreciation                  543             403           1,311           1,220
  Interest                      702           1,074           2,217           2,652
  Operating                   1,193           1,138           3,365           3,286

                              2,438           2,615           6,893           7,158

Net loss                     $ (674)        $ (687)         $(1,462)        $(1,673)

Dynes

In March 2002, the Dynes property, which consisted of 42 apartment units, was foreclosed upon by the lender. The Partnership's investment in Dynes was zero and no loss resulted from the foreclosure.

Blue Lake

Pursuant to the terms of a loan workout relating to the Blue Lake Local Partnership, dated March 25, 1995 (the "Workout"), NTCP was required to contribute an additional $266,841 to the Blue Lake Local Partnership over a ten year period. In exchange, the debt service on the property is payable out of net cash flow. No payments were made since 1998 and a dispute arose as to whether the Local Partnership was in default under the Workout. During the six months ended June 30, 2003, the parties finalized the terms of a new agreement that provided for the forbearance of the aforementioned liability while admitting the lender or its affiliates to the Local Partnership as a 95% limited partner. As a result, the Partnership recognized a gain on the extinguishment of debt of approximately $267,000 for the six months ended June 30, 2003. In accordance with the new agreement, the current administrative general partner, an affiliate of NAPICO, was scheduled to withdraw completely from the Blue Lake Local Partnership and the Partnership was scheduled to retain a 5% limited partnership interest until 2006, at which time, all of the Partnership's interests were scheduled to be conveyed to the remaining partners. In May 2003, the Local Partnership was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership is currently evaluating its options, including litigation. The Partnership's investment in the Blue Lake Local Partnership at June 30, 2003 was zero.

Summit I, II and III

The local general partner is currently attempting to negotiate discounted payments and/or payment plans for outstanding property taxes and judgment liens which, if unsuccessful, could result in foreclosure proceedings on all three properties. The Partnership's investment in Summit I, Summit II and Summit III is zero as of June 30, 2003.

Terrace Gardens

During the six months ended June 30, 2003, the Partnership sold its interest in Terrace Gardens Limited Partnership and realized a gain of approximately $1,970,000. The gain is equal to the net proceeds received by the Partnership as the Partnership had no remaining investment related to the Local Partnership.

Victorian Park

On May 16, 2003, the Partnership sold its interest in Victorian Park to an unrelated third party. The Partnership recognized a gain of approximately $1,246,000 during the three and six months ended June 30, 2003, which is equal to the net proceeds received by the Partnership as the Partnership had no remaining investment related to the Local Partnership.

NOTE 3 - TRANSACTIONS WITH AFFILIATED PARTIES

Under  the  terms  of  the  Amended  and  Restated   Agreement  of  the  Limited
Partnership, the Partnership is obligated to pay the General Partner the following fees:

(a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner. For the six months ended June 30, 2003 and 2002 approximately $227,000 and $276,000, respectively, have been expensed.

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

(c) The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $25,000 and $28,000 for the six month periods ended June 30, 2003 and 2002, respectively, and is included in general and administrative expenses.

NTC, or another affiliate of the General Partner, is the Local Operating General Partner in eleven of the Partnership's 22 Local Partnerships. In addition, NTC is either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner managed three and two properties owned by Local Partnerships during the six months ended June 30, 2003 and 2002, respectively. The Local Partnerships pay the affiliate property management fees in the amount of 4.5 percent to 7 percent of their gross rental revenues. The amounts paid were approximately $52,000 and $49,000 for the six months ended June 30, 2003 and 2002, respectively.

NOTE 4 - CONTINGENCIES

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

Capital Resources and Liquidity

It is not expected that any of the Local Partnerships in which the Partnership invested will generate cash from operations sufficient to provide distributions to the Limited Partners. Such cash from operations, if any, would first be used to meet operating expenses of the Partnership. The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner. The Partnership's cash reserves as of June 30, 2003 were approximately $649,000. During the six months ended June 30, 2003, the Partnership paid approximately $2,881,000 to the General Partner for accrued partnership management fees from proceeds received in 2003 from the sale of its interests in two Local Partnerships. In order to replenish the Partnership's reserves, the Partnership intends to generate additional cash from sales and refinancings of certain properties owned by Local Partnerships.

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

During the six months ended June 30, 2003, the Partnership received approximately $1,970,000 in net proceeds from the sale of its interest in Terrace Gardens. The gain on sale of limited partnership interest is equal to the net proceeds received as the Partnership had no remaining investment related to this Local Partnership.

During the six months ended June 30, 2003, the Partnership received approximately $1,246,000 in net proceeds from the sale of its interest in Victorian Park. The gain on sale of limited partnership interest is equal to the net proceeds received as the Partnership had no remaining investment related to this Local Partnership.

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

Results of Operations

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to providing additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balances until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships. During the six months ended June 30, 2003 and 2002, the Partnership recognized equity in loss of approximately $172,000 and $327,000, respectively, from Local Partnerships.

At June 30, 2003, the investment balance in 16 of the 22 Local Partnerships had been reduced to zero.

The Partnership's revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships.

An annual management fee is payable to the General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's invested assets. The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were $227,000 and $276,000 for the six months ended June 30, 2003 and 2002, respectively. The decrease in the management fee is a result of the sales of limited partnership interests, which reduced the balance of the Partnership's invested assets.

Operating  expenses,  exclusive  of the  management  fee,  consist  of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $92,000 and $45,000 for the six months ended June 30, 2003 and 2002, respectively. The increase in legal and accounting fees is primarily due to costs associated with the sale of limited partnership interests and the litigation disclosed in "Note 4 - Contingencies" to the financial statements. General and administrative expenses were approximately $52,000 for each of the six months ended June 30, 2003 and 2002.

At times, advances are made to the Local Partnerships in order to preserve the ability to receive applicable Tax Credits. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships. Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the six months ended June 30, 2003, approximately $264,000 was advanced to the Local Partnerships, approximately $51,000 of which was recognized as expense in the accompanying statements of operations.

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

Blue Lake

Pursuant to the terms of a loan workout relating to the Blue Lake Local Partnership, dated March 25, 1995 (the "Workout"), NTCP was required to contribute an additional $266,841 to the Blue Lake Local Partnership over a ten year period. In exchange, the debt service on the property is payable out of net cash flow. No payments were made since 1998 and a dispute arose as to whether the Local Partnership was in default under the Workout. During the six months ended June 30, 2003, the parties finalized the terms of a new agreement that provided for the forbearance of the aforementioned liability while admitting the lender or its affiliates to the Local Partnership as a 95% limited partner. As a result, the Partnership recognized a gain on the extinguishment of debt of approximately $267,000 for the six months ended June 30, 2003. In accordance with the new agreement, the current administrative general partner, an affiliate of NAPICO, was scheduled to withdraw completely from the Blue Lake Local Partnership and the Partnership was scheduled to retain a 5% limited partnership interest until 2006, at which time, all of the Partnership's interests were scheduled to be conveyed to the remaining partners. In May 2003, the Local Partnership was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership is currently evaluating its options, including litigation. The Partnership's investment in the Blue Lake Local Partnership at June 30, 2003 was zero.

Summit I, II and III

The local general partner is currently attempting to negotiate discounted payments and/or payment plans for outstanding property taxes and judgment liens which, if unsuccessful, could result in foreclosure proceedings on all three properties. The Partnership's investment in Summit I, Summit II and Summit III is zero as of June 30, 2003.

Terrace Gardens

During the six months ended June 30, 2003, the Partnership sold its interest in Terrace Gardens Limited Partnership and realized a gain of approximately $1,970,000. The gain is equal to the net proceeds received by the Partnership as the Partnership had no remaining investment related to the Local Partnership.

Victorian Park

On May 16, 2003, the Partnership sold its interest in Victorian Park to an unrelated third party. The Partnership recognized a gain of approximately $1,246,000 during the three and six months ended June 30, 2003, which is equal to the net proceeds received by the Partnership as the Partnership had no remaining investment related to the Local Partnership.

Other

AIMCO and its affiliates currently do not own any limited partnership units (the "Units") in the Partnership. A unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire Units in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. At June 30, 2003, the Partnership's maximum exposure to loss with regard to unconsolidated partnerships was its recorded investment in these partnerships totaling approximately $1,666,000. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on net earnings, the Partnership cannot make any definitive conclusion until it completes its evaluation.

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

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships. Accordingly, the Partnership accounts for its investments in the Local Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage (between 5% and 99%). The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Partnerships' partnership agreements. These agreements usually limit the Partnership's distributions to an amount substantially less than its ownership percentage in the Local Partnership.

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

ITEM 3.     CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

          Exhibit 3 Partnership Agreement (herein incorporated by reference to the Partnership's Form S-11 Registration No. 33-27658).

          Exhibit 31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          Exhibit 31.2 Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (b) Reports on Form 8-K filed during the quarter ended June 30, 2003:

                        (1) Current Report on Form 8-K dated April 30, 2003 and filed on April 30, 2003, disclosing the judgment entered April 29, 2003 against the corporate general partner of the Partnership.

                        (2) Current Report on Form 8-K dated May 30, 2003 and filed on June 2, 2003, disclosing the proposed settlement between the corporate general partner of the Partnership and the prior shareholders of Casden Properties, Inc.


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

Exhibit 31.1


                                  CERTIFICATION


I, David R. Robertson, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of National Tax Credit Partners, L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and


      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  August 20, 2003

                                    /s/David R. Robertson
                                    David R. Robertson
                                    President and Chief Executive   Officer  of
                                    National Partnership Investments Corp.,
                                    equivalent of the chief  executive  officer
                                    of Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Brian H. Shuman, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of National Tax Credit Partners, L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and


      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  August 20, 2003

                                /s/Brian H. Shuman
                                Brian H. Shuman
                                Senior Vice President and Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002




In connection with the Quarterly Report on Form 10-QSB of National Tax Credit Partners, L.P. (the "Partnership"), for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:


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


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  August 20, 2003


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  August 20, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.