Form 10QSB
period 2003-09-30
NATIONAL TAX CREDIT PARTNERS L P
filed 2003-11-14
CIK 847415

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2003


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                       NATIONAL TAX CREDIT PARTNERS, L.P.

                                  BALANCE SHEET

                               SEPTEMBER 30, 2003
                                   (Unaudited)
                                 (in thousands)



                           ASSETS

Investments in limited partnerships (Note 2)                               $ 1,435
Cash and cash equivalents                                                      491
Advances to limited partnerships (Note 2)                                      213

       Total assets                                                        $ 2,139

       LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Liabilities:
   Accounts payable and accrued expenses                                   $   101

   Contingencies (Note 4)

Partners' capital (deficiency):
   General partners                                          $  (499)
   Limited partners                                            2,537         2,038

      Total liabilities and partners' capital (deficiency)                 $ 2,139



                   See Accompanying Notes to Financial Statements

                       NATIONAL TAX CREDIT PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)
                    (in thousands, except per interest data)



                                            Three Months Ended           Nine Months Ended
                                               September 30,               September 30,
                                            2003          2002          2003           2002
   Revenues:
   Interest Income                         $     2       $     --     $      6       $      3

   Operating Expenses:
     Management fee - partners                 114            139          341            415
     General and administrative                 17             13           69             65
     Legal and accounting                       50             50          142             95
          Total operating expenses             181            202          552            575

   Loss from Partnership operations           (179)          (202)        (546)          (572)
   Gain on sale of limited partnership
     interests (Note 2)                        115             --        3,331             --
   Impairment loss (Note 2)                   (182)          (898)        (182)        (1,819)
   Distributions from limited
   partnerships
    recognized as income (Note 2)               --          1,426           59          1,487
   Advances to limited partnerships
    charged to expense                          (9)          (151)         (60)          (337)
   Gain on extinguishment of debt               --             --          267             --
   (Note 2)
   Equity in loss of limited
   partnerships
     and amortization of acquisition
   costs
     (Note 2)                                  (49)           (66)        (221)          (207)

   Net (loss) income                       $  (304)      $    109      $ 2,648        $(1,448)

   Net (loss) income allocated to
   general
     partner (1%)                          $    (3)      $      1      $    26        $   (14)
   Net (loss) income allocated to
   limited
     partners (99%)                           (301)           108        2,622         (1,434)

                                           $  (304)      $    109      $ 2,648        $(1,448)
   Net (loss) income per limited
     partnership interest                  $(12.59)      $   4.52      $109.71        $(60.00)

                   See Accompanying Notes to Financial Statements

                       NATIONAL TAX CREDIT PARTNERS, L.P.

               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

                                   (Unaudited)
                      (in thousands, except interest data)





                                                  Special
                                     General      Limited       Limited
                                    Partners      Partner       Partners         Total

Partnership interests                                            23,899

Partners' capital (deficiency),
  December 31, 2002                   $(525)      $   1          $ (86)         $ (610)

Abandonment of interest (Note 1)         --          (1)             1              --

Net income for the nine months
  ended September 30, 2003               26          --           2,622           2,648

Partners' capital (deficiency),
  September 30, 2003                  $(499)      $  --         $ 2,537         $ 2,038


                   See Accompanying Notes to Financial Statements

                       NATIONAL TAX CREDIT PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)


                                                                        Nine Months Ended
                                                                          September 30,
                                                                       2003           2002
Cash flows from operating activities:

  Net income (loss)                                                  $ 2,648          $(1,448)
  Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
     Gain on sale of limited partnership interests                    (3,331)              --
     Impairment loss                                                     182            1,819
     Gain on extinguishment of debt                                     (267)              --
     Equity in loss of limited partnerships and amortization
      of acquisition costs                                               221              207
     Changes in accounts:
      Accounts payable and accrued expenses                               36              (98)
      Accrued fees due to partners                                    (2,654)            (130)
         Net cash (used in) provided by operating activities          (3,165)             350

Cash flows from investing activities:
  Dilution of interest in limited partnerships                            --              668
  Distributions from limited partnerships recognized as a
   reduction of investment balance                                        --            1,439
  Proceeds from sale of limited partnership interests                  3,331               --
  Advances to limited partnerships                                      (213)            (112)
         Net cash provided by investing activities                     3,118            1,995


Net (decrease) increase in cash and cash equivalents                     (47)           2,345
Cash and cash equivalents, beginning of period                       $   538          $   467

Cash and cash equivalents, end of period                             $   491          $ 2,812

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2003, and the results of operations and changes in cash flows for the three and nine months ended September 30, 2003 and 2002, respectively.

Organization

The Partnership, formed under the California Revised Limited Partnership Act, was organized on March 7, 1989. The Partnership was formed to invest primarily in other limited partnerships which own or lease and operate multifamily housing complexes that are eligible for low-income housing tax credits or, in certain cases, historic rehabilitation tax credits ("Tax Credits"). The general partner of the Partnership (the "General Partner") is National Partnership Investments Corp. ("NAPICO"), a California corporation. The special limited partner of the Partnership (the "Special Limited Partner") was PaineWebber T.C., Inc., a Delaware corporation. During the period ended September 30, 2003, the General Partner discovered that the Special Limited Partner was dissolved and therefore in accordance with the Partnership Agreement the capital balance of the Special Limited Partner of approximately $1,000 was transferred to the limited partners.


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

Impairment of Long-Lived Assets

The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. During the three and nine months ended September 30, 2002, impairment charges of approximately $898,000 and $1,819,000, respectively, were recognized with respect to the investment in Mountain View I, Mountain View II and Vinton Park School. During the three and nine months ended September 30, 2003, an impairment charge of approximately $182,000 was recognized with respect to the investment in Rose City Village.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning October 1, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on cash flow, the Partnership cannot make any definitive conclusion on the impact on net earnings until it completes its evaluation, including an evaluation of the Partnership's maximum exposure to loss.

In May 2003, the FASB issued SFAS 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS 150 apply to the classification and measurement of freestanding financial instruments. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has adopted SFAS 150 as of July 1, 2003. Additionally, in September 2003, the FASB staff indicated that SFAS 150 also applies to the non-controlling interests in consolidated finite life partnerships. However, on October 29, 2003, the FASB indefinitely deferred the provisions of SFAS 150 for finite life partnerships. The adoption of SFAS 150 did not have a material impact on the Partnership's results of operations taken as a whole.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

The Partnership currently holds limited partnership interests in 22 local limited partnerships ("Local Partnerships"), located in 13 states and Puerto Rico. At September 30, 2003, the Local Partnerships own residential projects consisting of 1,742 apartment units. The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

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

As of September 30, 2003, the investment balance in 17 of the 22 Local Partnerships had been reduced to zero.

At times, advances are made to the Local Partnerships in order to preserve the ability to receive applicable Tax Credits. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships. Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the nine months ended September 30, 2003, approximately $273,000 was advanced to the Local Partnerships, approximately $60,000 of which was recognized as expense in the accompanying statements of operations.

The following is a summary of the investment in Local Partnerships for the nine months ended September 30, 2003 (in thousands):

           Balance, beginning of period                      $ 1,838
           Impairment loss                                      (182)
           Equity in losses of limited partnerships             (215)
           Amortization of capitalized acquisition
             costs                                                (6)
           Balance, end of period                            $ 1,435

The following are unaudited condensed combined statements of operations for the three and nine months ended September 30, 2003 and 2002 for the Local Partnerships in which the Partnership has investments (in thousands):


                                    Three Months Ended             Nine Months Ended
                                       September 30,                 September 30,
                                    2003           2002           2003           2002
                                                (Restated)                  (Restated)(1)
Revenues
   Rental and other              $  2,535        $  2,526       $  7,966       $ 7,578

Expenses
   Depreciation                       656             626          1,967         1,877
   Interest                         1,109           1,288          3,326         3,864
   Operating                        1,601           1,492          4,966         4,476
                                    3,366           3,406         10,259        10,217
   Loss from continuing
    operations                       (831)           (880)        (2,293)       (2,639)
   Loss from discontinued
    operations                         --            (107)            --          (322)
Net loss                         $   (831)       $   (987)      $ (2,293)      $(2,961)

(1) The September 30, 2002 amounts have been restated to reflect the sale of the investments in Terrace Gardens and Victorian Park in 2003.

Dynes

In March 2002, the Dynes property, which consisted of 42 apartment units, was foreclosed upon by the lender. The Partnership's investment in Dynes was zero and no loss resulted from the foreclosure.

Mountain View I and II

During April 2002, the Partnership diluted 80% of its investment in two Local Partnerships, Mountain View I and II. NTC withdrew from these Local Partnerships as the Operating General Partner and the Administrative General Partner and was simultaneously readmitted as the Administrative Limited Partner. The Partnership as the limited partner is now entitled to 18.99 percent of the operating profits and losses of these Local Partnerships rather than its previous 99 percent. The Partnership received approximately $668,000 for this dilution in interest. Based on this payment, the Partnership determined that its remaining investment balance in these two Local Partnerships was impaired. As a result, the investment balance was reduced to the value for the Partnership's remaining interest and an impairment loss of approximately $921,000 was recognized during the nine months ended September 30, 2002.

Blue Lake

Pursuant to the terms of a loan workout relating to the Blue Lake Local Partnership, dated March 25, 1995 (the "Workout"), NTCP was required to contribute an additional $266,841 to the Blue Lake Local Partnership over a ten year period. In exchange, the debt service on the property was payable out of net cash flow. No payments were made since 1998 and a dispute arose as to whether the Local Partnership was in default under the Workout. During the nine months ended September 30, 2003, the parties finalized the terms of a new agreement that provided for the forbearance of the aforementioned liability while admitting the lender or its affiliates to the Local Partnership as a 95% limited partner. As a result, the Partnership recognized a gain on the extinguishment of debt of approximately $267,000 for the nine months ended September 30, 2003. In accordance with the new agreement, the current administrative general partner, an affiliate of NAPICO, was scheduled to withdraw completely from the Blue Lake Local Partnership and the Partnership was scheduled to retain a 5% limited partnership interest until 2006, at which time, all of the Partnership's interests were scheduled to be conveyed to the remaining partners. In May 2003, the Local Partnership was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership is currently evaluating its options, including litigation. The Partnership's investment in the Blue Lake Local Partnership at September 30, 2003 was zero. Under the terms of the Partnership Agreement, the Partnership is not subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the Local Partnership. The limited partners will be responsible for any tax credit recapture liability on their respective tax returns.

Vinton Park School

During the nine months ended September 30, 2002, the Partnership determined that its investment in one Local Limited Partnership, Vinton School Apartments, was impaired due to certain mold issues encountered throughout the rental property. As a result, the investment balance was reduced to the estimated fair value for the Partnership interest and an impairment loss of approximately $898,000 was recognized during the three and nine months ended September 30, 2002. At September 30, 2003, the Partnership had no remaining investment balance in this Local Partnership.

Summit I, II and III

The local general partner is currently attempting to negotiate discounted payments and/or payment plans for outstanding property taxes and judgment liens which, if unsuccessful, could result in foreclosure proceedings on all three properties. The Partnership's investment in Summit I, Summit II and Summit III is zero as of September 30, 2003.

Terrace Gardens

During the nine months ended September 30, 2002, the Partnership received approximately $2,797,000 in proceeds from the refinancing of the property owned by one of its Local Partnerships, Terrace Gardens. After recognizing approximately $1,371,000 as a reduction of investment balance, the Partnership's investment in Terrace Gardens Limited Partnership had been reduced to zero. The remaining proceeds of approximately $1,426,000 were included in distributions from limited partnerships recognized as income on the Partnership's statements of operations.

During the nine months ended September 30, 2003, the Partnership sold its interest in Terrace Gardens Limited Partnership and realized a gain of approximately $1,970,000. The gain is equal to the net proceeds received by the Partnership as the Partnership had no remaining investment related to the Local Partnership.

Victorian Park

On May 16, 2003, the Partnership sold Victorian Park to an unrelated third party. The Partnership recognized a gain of approximately $115,000 and
$1,361,000 during the three and nine months ended September 30, 2003, respectively, which is equal to the net proceeds received by the Partnership as the Partnership had no remaining investment related to the Local Partnership.

Rose City Village

In May 2003, the Local Partnership was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership is currently evaluating its options, including litigation. Given the uncertainty of this event, the Partnership recognized an impairment loss of approximately $182,000 during the three and nine months ended September 30, 2003, reducing the investment balance to zero at September 30, 2003. Under the terms of the Partnership Agreement, the Partnership is not subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the Local Partnership. The limited partners will be responsible for any tax credit recapture liability on their respective tax returns.

NOTE 3 - TRANSACTIONS WITH AFFILIATED PARTIES

Under  the  terms  of  the  Amended  and  Restated   Agreement  of  the  Limited
Partnership, the Partnership is obligated to pay the General Partner the following fees:

(a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner. For the nine months ended September 30, 2003 and 2002 approximately $341,000 and $415,000, respectively, have been expensed.

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

(c) The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $37,000 and $41,000 for the nine month periods ended September 30, 2003 and 2002, respectively, and is included in general and administrative expenses.

NTC, or another affiliate of the General Partner, is the Local Operating General Partner in eleven of the Partnership's 22 Local Partnerships. In addition, NTC is either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner managed three and two properties owned by Local Partnerships during the nine months ended September 30, 2003 and 2002, respectively. The Local Partnerships pay the affiliate property management fees in the amount of 4.5 percent to 7 percent of their gross rental revenues. The amounts paid were approximately $74,000 and $49,000 for the nine months ended September 30, 2003 and 2002, respectively.

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

On August 11, 2003, NAPICO entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. On August 25, 2003, the court granted preliminary approval of the Stipulation of Settlement. Pursuant to the Stipulation of Settlement, Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, caused $29 million to be deposited into an escrow account for the benefit of the Plaintiffs. The Stipulation of Settlement remains subject to the final approval of the court, as well as the approval of the Plaintiffs, which hearing is currently scheduled for November 24, 2003. Upon final court approval, approval by the Plaintiffs and the lapse of any time to appeal the court approval of the settlement, the following shall occur:

      1. Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, will transfer to an agent for the Plaintiffs shares of common stock ("Class A Common Stock") of AIMCO owned by certain affiliates of Alan I. Casden with an aggregate market value of $19 million, subject to certain transfer restrictions, or at Alan I. Casden's option, $19 million in cash.

      2. NAPICO will issue an aggregate of $35 million in promissory notes for the benefit of the Plaintiffs. An aggregate of $7 million of notes are to be paid each year. The notes will bear interest based on applicable rates of U.S. Treasury bills with similar maturities. The notes will be guaranteed by AIMCO Properties, L.P., an affiliate of AIMCO.

      3. The parties to the Stipulation of Settlement will release each other and related parties from any and all claims associated with the litigation and the Plaintiffs' investment in the Partnership and the other affiliated partnerships.

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

On September 24, 2003, Battle Fowler, LLP filed a request to intervene to challenge the portion of the Stipulation of Settlement that would lead to expungement of the judgment originally entered on April 29, 2003 against NAPICO and the other defendants. All parties to the Stipulation of Settlement have opposed this request to intervene. A hearing regarding the request occurred November 10, 2003; however, the court has not yet ruled on the matter.

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

3. AIMCO, or an affiliate, will deposit $25 million of the $29 million that Alan I. Casden is responsible for depositing into the escrow account for the benefit of the Plaintiffs pursuant to the terms of the Stipulation of Settlement. In connection with this deposit by AIMCO, The Casden Company will transfer to AIMCO 531,915 shares of AIMCO Class A Common Stock owned by The Casden Company, which shares are to be held in escrow by AIMCO until final approval of the Stipulation of Settlement by the court and the Plaintiffs. Upon such approval, AIMCO will become the owner of the 531,915 shares. If final approval by the court and the Plaintiffs is not obtained, the $25 million deposited by AIMCO into the escrow account will be returned to AIMCO and AIMCO will return to The Casden Company the 531,915 shares. On August 25, 2003, AIMCO caused the $25 million to be deposited in the escrow account for the benefit of the Plaintiffs and The Casden Company and Alan
     I. Casden deposited in escrow the 531,915 shares in accordance with the Settlement Agreement.

4. The Casden Company will promise to pay an aggregate amount of $35 million on a secured, nonrecourse basis to NAPICO. The Casden Company will be obligated to pay an aggregate of $7 million of the obligation each year. The obligation to pay the $35 million will bear the same interest and mature on the same schedule as the promissory notes issued by NAPICO to the plaintiffs pursuant to the Stipulation of Settlement. Payment of these obligations will be secured by (i) a pledge of 744,681 shares of AIMCO Class A Common Stock owned by Alan I. Casden or an affiliated entity, plus up to 60,000 additional shares for accrued interest, and (ii) cash proceeds of recoveries or settlements that Alan I. Casden or any of his affiliates, or any of the former shareholders of Casden Properties Inc., receive in connection with or related to the litigation (collectively, "Recoveries"). The payment obligations to NAPICO will be required to be prepaid with any Recoveries received. Payment may be made in cash or in shares of AIMCO Class A Common Stock having a value based on the greater of $47 per share or the market value of such shares at the time of payment, except payments with respect to Recoveries must be made in cash.

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

Capital Resources and Liquidity

It is not expected that any of the Local Partnerships in which the Partnership invested will generate cash from operations sufficient to provide distributions to the Limited Partners. Such cash from operations, if any, would first be used to meet operating expenses of the Partnership. The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner. The Partnership's cash reserves as of September 30, 2003 were approximately $491,000. During the nine months ended September 30, 2003, the Partnership paid approximately $2,995,000 to the General Partner for accrued partnership management fees from proceeds received in 2003 from the sale of its interests in two Local Partnerships. In order to replenish the Partnership's reserves, the Partnership intends to generate additional cash from sales and refinancings of certain properties owned by Local Partnerships.

Cash and cash equivalents are on deposit with a financial institution earning interest at market rates. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

During the nine months ended September 30, 2003, the Partnership received approximately $1,970,000 in net proceeds from the sale of its interest in Terrace Gardens. The gain on sale of limited partnership interest is equal to the net proceeds received as the Partnership had no remaining investment related to this Local Partnership.

During the nine months ended September 30, 2003, the Partnership received approximately $1,361,000 in net proceeds from the sale of its interest in Victorian Park. The gain on sale of limited partnership interest is equal to the net proceeds received as the Partnership had no remaining investment related to this Local Partnership.

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

Results of Operations

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to providing additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balances until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships. During the nine months ended September 30, 2003 and 2002, the Partnership recognized equity in loss of approximately $221,000 and $207,000, respectively, from Local Partnerships.

At September 30, 2003, the investment balance in 17 of the 22 Local Partnerships had been reduced to zero.

The Partnership's revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships.

An annual management fee is payable to the General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's invested assets. The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $341,000 and $415,000 for the nine months ended September 30, 2003 and 2002, respectively. The decrease in the management fee is a result of the sales of limited partnership interests, which reduced the balance of the Partnership's invested assets.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $142,000 and $95,000 for the nine months ended September 30, 2003 and 2002, respectively. The increase in legal and accounting fees is primarily due to costs associated with the sale of limited partnership interests and the litigation disclosed in "Note 4 - Contingencies" to the financial statements. General and administrative expenses were approximately $69,000 and $65,000 for the nine months ended September 30, 2003 and 2002, respectively.

At times, advances are made to the Local Partnerships in order to preserve the ability to receive applicable Tax Credits. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships. Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the nine months ended September 30, 2003, approximately $273,000 was advanced to the Local Partnerships, approximately $60,000 of which was recognized as expense in the accompanying statements of operations.

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

Mountain View I and II

During April 2002, the Partnership diluted 80% of its investment in two Local Partnerships, Mountain View I and II. NTC withdrew from these Local Partnerships as the Operating General Partner and the Administrative General Partner and was simultaneously readmitted as the Administrative Limited Partner. The Partnership as the limited partner is now entitled to 18.99 percent of the operating profits and losses of these Local Partnerships rather than its previous 99 percent. The Partnership received approximately $668,000 for this dilution in interest. Based on this payment, the Partnership determined that its remaining investment balance in these two Local Partnerships was impaired. As a result, the investment balance was reduced to the value for the Partnership's remaining interest and an impairment loss of approximately $921,000 was recognized during the nine months ended September 30, 2002.

Blue Lake

Pursuant to the terms of a loan workout relating to the Blue Lake Local Partnership, dated March 25, 1995 (the "Workout"), NTCP was required to contribute an additional $266,841 to the Blue Lake Local Partnership over a ten year period. In exchange, the debt service on the property is payable out of net cash flow. No payments were made since 1998 and a dispute arose as to whether the Local Partnership was in default under the Workout. During the nine months ended September 30, 2003, the parties finalized the terms of a new agreement that provided for the forbearance of the aforementioned liability while admitting the lender or its affiliates to the Local Partnership as a 95% limited partner. As a result, the Partnership recognized a gain on the extinguishment of debt of approximately $267,000 for the nine months ended September 30, 2003. In accordance with the new agreement, the current administrative general partner, an affiliate of NAPICO, was scheduled to withdraw completely from the Blue Lake Local Partnership and the Partnership was scheduled to retain a 5% limited partnership interest until 2006, at which time, all of the Partnership's interests were scheduled to be conveyed to the remaining partners. In May 2003, the Local Partnership was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership is currently evaluating its options, including litigation. The Partnership's investment in the Blue Lake Local Partnership at September 30, 2003 was zero. Under the terms of the Partnership Agreement, the Partnership is not subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the Local Partnership. The limited partners will be responsible for any tax credit recapture liability on their respective tax returns.

Vinton Park School

During the nine months ended September 30, 2002, the Partnership determined that its investment in one Local Limited Partnership, Vinton School Apartments, was impaired due to certain mold issues encountered throughout the rental property. As a result, the investment balance was reduced to the estimated fair value for the Partnership interest and an impairment loss of approximately $898,000 was recognized during the three and nine months ended September 30, 2002. At September 30, 2003, the Partnership had no remaining investment balance in this Local Partnership.

Summit I, II and III

The local general partner is currently attempting to negotiate discounted payments and/or payment plans for outstanding property taxes and judgment liens which, if unsuccessful, could result in foreclosure proceedings on all three properties. The Partnership's investment in Summit I, Summit II and Summit III is zero as of September 30, 2003.

Terrace Gardens

During the nine months ended September 30, 2002, the Partnership received approximately $2,797,000 in proceeds from the refinancing of the property owned by one of its Local Partnerships, Terrace Gardens. After recognizing approximately $1,371,000 as a reduction of investment balance, the Partnership's investment in Terrace Gardens Limited Partnership had been reduced to zero. The remaining proceeds of approximately $1,426,000 were included in distributions from limited partnerships recognized as income on the Partnership's statements of operations.

During the nine months ended September 30, 2003, the Partnership sold its interest in Terrace Gardens Limited Partnership and realized a gain of approximately $1,970,000. The gain is equal to the net proceeds received by the Partnership as the Partnership had no remaining investment related to the Local Partnership.

Victorian Park

On May 16, 2003, the Partnership sold Victorian Park to an unrelated third party. The Partnership recognized a gain of approximately $115,000 and
$1,361,000 during the three and nine months ended September 30, 2003, respectively, which is equal to the net proceeds received by the Partnership as the Partnership had no remaining investment related to the Local Partnership.

Rose City Village

In May 2003, the Local Partnership was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership is currently evaluating its options, including litigation. Given the uncertainty of this event, the Partnership recognized an impairment loss of approximately $182,000 during the three and nine months ended September 30, 2003, reducing the investment balance to zero at September 30, 2003. Under the terms of the Partnership Agreement, the Partnership is not subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the Local Partnership. The limited partners will be responsible for any tax credit recapture liability on their respective tax returns.

Other

AIMCO and its affiliates currently do not own any limited partnership units (the "Units") in the Partnership. A unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning October 1, 2003.

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

Although the Partnership does not believe the full adoption of FIN 46 will have an impact on cash flow, the Partnership cannot make any definitive conclusion on the impact on net earnings until it completes its evaluation, including an evaluation of the Partnership's maximum exposure to loss.

In May 2003, the FASB issued SFAS 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS 150 apply to the classification and measurement of freestanding financial instruments. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has adopted SFAS 150 as of July 1, 2003. Additionally, in September 2003, the FASB staff indicated that SFAS 150 also applies to the non-controlling interests in consolidated finite life partnerships. However, on October 29, 2003, the FASB indefinitely deferred the provisions of SFAS 150 for finite life partnerships. The adoption of SFAS 150 did not have a material impact on the Partnership's results of operations taken as a whole.

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

On August 11, 2003, NAPICO entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. On August 25, 2003, the court granted preliminary approval of the Stipulation of Settlement. Pursuant to the Stipulation of Settlement, Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, caused $29 million to be deposited into an escrow account for the benefit of the Plaintiffs. The Stipulation of Settlement remains subject to the final approval of the court, as well as the approval of the Plaintiffs, which hearing is currently scheduled for November 24, 2003. Upon final court approval, approval by the Plaintiffs and the lapse of any time to appeal the court approval of the settlement, the following shall occur:

      1. Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, will transfer to an agent for the Plaintiffs shares of common stock ("Class A Common Stock") of AIMCO owned by certain affiliates of Alan I. Casden with an aggregate market value of $19 million, subject to certain transfer restrictions, or at Alan I. Casden's option, $19 million in cash.

      2. NAPICO will issue an aggregate of $35 million in promissory notes for the benefit of the Plaintiffs. An aggregate of $7 million of notes are to be paid each year. The notes will bear interest based on applicable rates of U.S. Treasury bills with similar maturities. The notes will be guaranteed by AIMCO Properties, L.P., an affiliate of AIMCO.

      3. The parties to the Stipulation of Settlement will release each other and related parties from any and all claims associated with the litigation and the Plaintiffs' investment in the Partnership and the other affiliated partnerships.

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

On September 24, 2003, Battle Fowler, LLP filed a request to intervene to challenge the portion of the Stipulation of Settlement that would lead to expungement of the judgment originally entered on April 29, 2003 against NAPICO and the other defendants. All parties to the Stipulation of Settlement have opposed this request to intervene. A hearing regarding the request occurred November 10, 2003; however, the court has not yet ruled on the matter.

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

3. AIMCO, or an affiliate, will deposit $25 million of the $29 million that Alan I. Casden is responsible for depositing into the escrow account for the benefit of the Plaintiffs pursuant to the terms of the Stipulation of Settlement. In connection with this deposit by AIMCO, The Casden Company will transfer to AIMCO 531,915 shares of AIMCO Class A Common Stock owned by The Casden Company, which shares are to be held in escrow by AIMCO until final approval of the Stipulation of Settlement by the court and the Plaintiffs. Upon such approval, AIMCO will become the owner of the 531,915 shares. If final approval by the court and the Plaintiffs is not obtained, the $25 million deposited by AIMCO into the escrow account will be returned to AIMCO and AIMCO will return to The Casden Company the 531,915 shares. On August 25, 2003, AIMCO caused the $25 million to be deposited in the escrow account for the benefit of the Plaintiffs and The Casden Company and Alan
     I. Casden deposited in escrow the 531,915 shares in accordance with the Settlement Agreement.

4. The Casden Company will promise to pay an aggregate amount of $35 million on a secured, nonrecourse basis to NAPICO. The Casden Company will be obligated to pay an aggregate of $7 million of the obligation each year. The obligation to pay the $35 million will bear the same interest and mature on the same schedule as the promissory notes issued by NAPICO to the plaintiffs pursuant to the Stipulation of Settlement. Payment of these obligations will be secured by (i) a pledge of 744,681 shares of AIMCO Class A Common Stock owned by Alan I. Casden or an affiliated entity, plus up to 60,000 additional shares for accrued interest, and (ii) cash proceeds of recoveries or settlements that Alan I. Casden or any of his affiliates, or any of the former shareholders of Casden Properties Inc., receive in connection with or related to the litigation (collectively, "Recoveries"). The payment obligations to NAPICO will be required to be prepaid with any Recoveries received. Payment may be made in cash or in shares of AIMCO Class A Common Stock having a value based on the greater of $47 per share or the market value of such shares at the time of payment, except payments with respect to Recoveries must be made in cash.

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

          Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K filed during the quarter ended September 30, 2003:

            Current Report on Form 8-K dated August 11, 2003 and filed on August 13, 2003, disclosing the stipulation of settlement between the general partner of the Partnership and the prior shareholders of Casden Properties, Inc.

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



                                    NATIONAL TAX CREDIT PARTNERS, L.P.
                                    (a California limited partnership)


                                    By:   National Partnership Investments Corp.
                                          General Partner


                                    By: /s/David R. Robertson
                                        David R. Robertson
                                        President and Chief Executive Officer


                                    By:/s/Brian H. Shuman
                                       Brian H. Shuman
                                       Senior Vice President and Chief Financial
                                       Officer


                                    Date: November 13, 2003

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


Date:  November 13, 2003

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


Date:  November 13, 2003

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




In connection with the Quarterly Report on Form 10-QSB of National Tax Credit Partners, L.P. (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:


      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  November 13, 2003


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  November 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.