Form 10KSB
period 2003-12-31
NATIONAL TAX CREDIT PARTNERS L P
filed 2004-05-05
CIK 847415

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the fiscal year ended December 31, 2003

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

State issuer's revenues for its most recent fiscal year.  $7,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

                                     PART I

ITEM 1.  Description of Business

National Tax Credit Partners, L.P. ("NTCP" or the "Partnership") is a limited partnership formed under the laws of the State of California on March 7, 1989. The Partnership was formed to invest primarily in other limited partnerships (the "Local Partnerships") which own or lease and operate multifamily housing complexes that are eligible for low-income housing tax credits, or in certain, cases, historic rehabilitation tax credits ("Tax Credits"). The general partner of the Partnership (the "General Partner") is National Partnership Investments Corp. ("NAPICO"), a California corporation. The special limited partner of the Partnership (the "Special Limited Partner") was PaineWebber T.C., Inc., a Delaware corporation. During the year ended December 31, 2003, the General Partner discovered that the Special Limited Partner was dissolved and therefore in accordance with the Partnership Agreement, the capital balance of the Special Limited Partner of approximately $1,000 was transferred to the limited partners. The business of the Partnership is conducted primarily by NAPICO.

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

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties, Inc. and its subsidiaries, including 100% of the outstanding capital stock of NAPICO. Prior to March 11, 2002, Casden Properties, Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation, ("CIC"). CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting common stock of NAPICO prior to March 11, 2002.

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

The following is a schedule of the occupancy status as of December 31, 2003 and 2002, of the Apartment Complexes owned by Local Partnerships in which NTCP is a limited partner.

                    SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
                             IN WHICH NTCP HAS AN INVESTMENT
                                    DECEMBER 31, 2003

                                              Units
                                          Amortized For  Percentage of   Percentage of
                                              Rental      Total Units     Total Units
                                No. of  Assistance Under    Occupied       Occupied
     Name and Location          Units       Section 8         2003           2002

Apple Tree
Brigham City, UT                  24            --            99%             93%

ComFed Qualified
Omaha, NE                        116            --            92%             95%

Countryview/Columbus
Canal Winchester, OH             152            --            65%             80%

Dickens
Chicago, IL                       34            34            97%             95%

Genoa Plaza
Genoa City, WI                    48            --            85%             88%

Glenark
Woonsocket, RI                    67            --            98%             96%

Grand Meadows
Grand Blanc, MI                   64            --            88%             87%

Grinnell Park
Grinnell, IA                      24            24            88%             97%

Kimberly Court
Seward, AK                        24            --            87%             98%

                    SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
                       IN WHICH NTCP HAS AN INVESTMENT (Continued)
                                    DECEMBER 31, 2003


                                             Units
                                         Amortized For   Percentage of   Percentage of
                                             Rental       Total Units     Total Units
                              No.     of Assistance Under  Occupied         Occupied
    Name and Location          Units       Section 8         2003            2002


Mountain View - I
Sante Fe, NM                    120             --            92%             92%

Mountain View - II
Sante Fe, NM                    159             28            95%             90%

North Liberty
North Liberty, IA                24             24            91%             95%

Paris Hotel
Denver, CO                       17             --            86%             85%

Rolling Hills
Santoga, PA                      232           232           100%             99%

Summit I - Wallace
Philadelphia, PA                  17            --           100%             96%

Summit II - Bergdoll
Philadelphia, PA                   9            --            98%            100%

Summit III - Chandler
Philadelphia, PA                  25            --            90%             94%

Torres de Plata I
Toa Alta, PR                      72            --            92%            100%

Tyrone Elderly
Tyrone, PA                       100           100            96%             95%

Vinton/Park School
Omaha, NE                         44            --            72%             72%

TOTAL                          1,372           442

Ownership Percentages

The following table details the Partnership ownership percentages of the Local Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Partnerships as of December 31, 2003.



                                                                            Original
                                                                             Cost of
                                             NTCP Percentage    Ownership    Mortgage
Partnership Name                                Interest         Interest      Notes
                                                                   (in thousands)
Apple Tree                                         99%        $    224       $    877
Countryview/Columbus                                5%           3,110          3,228
Dickens                                            99%             554          1,210
Genoa Plaza                                        99%             362          1,309
Glenark                                            99%           3,200            (A)
Grand Meadows                                    98.90%          1,585          1,821
Grinnell Park                                      99%             192            585
Kimberly Court                                     99%             323          1,460
Mountain View-I                                  18.99%          1,655          3,008
Mountain View-II                                 18.99%          2,192          3,996
North Liberty                                      99%             144            589
Paris Hotel                                        99%             358            656
Rolling Hills                                      99%             185          4,250
Summit I                                           99%           1,550            (A)
Summit II                                          99%             603            (A)
Summit III                                         99%           1,985            (A)
Torres de Plata I                                  --              620          2,972
Tyrone Elderly                                     99%             850          2,609
Vinton/Park School                                 99%           1,147            640
Total - December 31, 2003                                      $20,839        $29,210

(A) Information is not available.

The Partnership also has a 2.5% ownership interest in Comfed Qualified.

ITEM 2.    Description of Properties

See "Item 1. Description of Business" for the real estate owned by the Partnership through the ownership of limited partnership interest in Local Partnerships.

ITEM 3.    Legal Proceedings

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interest in Real Estate Associates Limited III (an affiliated partnership in which National Partnership Investments Corp. ("NAPICO") is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the corporate general partner) commenced an action against the Partnership, NAPICO and certain other defendants. The claims included, but were not limited to, claims for breaches of fiduciary duty to the limited partners of certain NAPICO-managed partnerships and violations of securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties, Inc., organized by an affiliate of NAPICO. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action.

On April 29, 2003, the court entered judgment against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty, both amounts plus interest of approximately $25.6 million, and for punitive damages against NAPICO in the amount of $2.6 million.

On August 11, 2003, Apartment Investment and Management Company ("AIMCO") and NAPICO entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. The principal terms of the Stipulation of Settlement include, among other things (1) payments in both cash ($29 million) and stock ($19 million) by Alan I. Casden, on behalf of himself, NAPICO and other defendants, to the Plaintiffs, (2) guaranteed payments in an aggregate amount of $35 million ($7 million per year for 5 years), plus interest, by NAPICO to the Plaintiffs, (3) a release of claims of all parties associated with the litigation and (4) joint agreement by the parties to request that a new judgment be entered in the litigation to, among other things, expunge the judgment originally entered against NAPICO and the other defendants.

In connection with the Stipulation of Settlement, on August 12, 2003, NAPICO and AIMCO executed a Settlement Agreement (the "Settlement Agreement") with the prior shareholders of Casden Properties, Inc. The principal terms of the
Settlement Agreement include, among other things, that (1) NAPICO will voluntarily discontinue the action it commenced on May 13, 2003 against the former shareholders of Casden Properties, Inc. and other indemnitors in the Casden Merger, (2) Alan I. Casden and certain related entities will resolve certain pending claims for indemnification made by NAPICO, AIMCO and their affiliates, (3) AIMCO or an affiliate will provide $25 million of the $29 million in cash that Alan I. Casden is obligated to provide under the Stipulaton of Settlement in exchange for 531,915 shares of AIMCO Class A Common Stock owned by The Casden Company, and (4) The Casden Company will promise to pay to NAPICO an aggregate amount of $35 million ($7 million per year for 5 years), plus interest, on a secured, nonrecourse basis. The Casden Company can prepay its obligation set forth in item (4) above in shares of AIMCO Class A Common Stock having a value based on the greater of $47 per share or the market value of such shares at the time of payment.

On December 30, 2003, the Stipulation of Settlement with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of litigation against the Registrant, National Partnership Investments Corp. ("NAPICO") and certain other defendants became effective in accordance with its terms. In addition, on December 30, 2003, the Settlement Agreement with the prior shareholders of Casden Properties, Inc., NAPICO and Apartment Investment and Management Company ("AIMCO") also closed in accordance with its terms.

In addition to the litigation discussed above, the General Partner is involved in various other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

ITEM 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the limited partners through the solicitation of proxies or otherwise during the quarter ended December 31, 2003.

                                     PART II

ITEM  5.  Market  for  the  Registrant's   Partnership   Interests  and  Related
Partnership Matters

The Limited Partnership Interests ("LPI") are not traded on a public exchange but were sold through a public offering managed by PaineWebber Incorporated. It is not anticipated that any active public market will develop for the purchase and sale of any Limited Partnership Interest, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited Partnership Interests may not be transferred but can be assigned only if certain requirements in the Partnership Agreement are satisfied. At December 31, 2003, there were 3,733 registered holders of 23,899 Limited Partnership Interests in NTCP. The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Partnerships and then such distributions, if any, may be limited. Distributions have not been made from the inception of the Partnership to December 31, 2003.

AIMCO and its affiliates owned 437 limited partnership interests in the Partnership representing 1.83% of the outstanding interests at December 31, 2003. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General
Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

Liquidity and Capital Resources

It is not expected that any of the Local Partnerships in which the Partnership invested will generate cash from operations sufficient to provide distributions to the Limited Partners. Such cash from operations, if any, would first be used to meet operating expenses of the Partnership. The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner. The Partnership's cash reserves as of December 31, 2003 were approximately $132,000. During the year ended December 31, 2003, the Partnership paid approximately $3,108,000 to the General Partner for accrued partnership management fees from proceeds received in 2003 from the sale of its interests in two Local Partnerships. In order to replenish the Partnership's reserves, the Partnership intends to generate additional cash from sales and refinancings of certain properties owned by Local Partnerships.

Cash and cash equivalents are on deposit with a financial institution earning interest at market rates. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

During the year ended December 31, 2003, the Partnership received approximately $1,970,000 in net proceeds from the sale of its interest in Terrace Gardens. The gain on sale of limited partnership interest is equal to the net proceeds received as the Partnership had no remaining investment related to this Local Partnership.

During the year ended December 31, 2003, the Partnership received approximately $1,361,000 in net proceeds from the sale of its interest in Victorian Park. The gain on sale of limited partnership interest is equal to the net proceeds received as the Partnership had no remaining investment related to this Local Partnership.

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

Results of Operations

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Partnership's losses and distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to providing additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balances until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships. During the years ended December 31, 2003 and 2002, the Partnership recognized equity in loss of approximately $242,000 and $302,000, respectively, from Local Partnerships. During the years ended December 31, 2003 and 2002, the Partnership recognized amortization of acquisition costs of approximately $7,000 and $35,000, respectively. During the years ended December 31, 2003 and 2002, the Partnership did not recognize equity in loss of approximately $1,636,000 and $1,832,000, respectively, as the Partnership's investment in certain Local Partnerships had been reduced to zero.

At December 31, 2003, the investment balance in 14 of the 20 Local Partnerships had been reduced to zero.

The Partnership's revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships.

An annual management fee is payable to the General Partner of the Partnership and is calculated at 0.5 percent of the original invested assets of the remaining partnerships. The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $454,000 and $485,000 for the years ended December 31, 2003 and 2002, respectively. The decrease in the management fee is a result of the sales of limited partnership interests which reduced the balance of the Partnership's invested assets.

Operating  expenses,  exclusive  of the  management  fee,  consist  of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $142,000 and $112,000 for the years ended December 31, 2003 and 2002, respectively. The increase in legal and accounting expenses is primarily due to costs associated with the sale of limited partnership interests and the litigation disclosed in "Item 3. Legal Proceedings". General and administrative expenses were approximately $122,000 and $211,000 for the years ended December 31, 2003 and 2002, respectively. The decrease in general and administrative expenses is due to the Partnership having paid approximately $133,000 in additional costs in 2002 related to its sale of its interests in two Local Partnerships in 2001 and a decrease in the costs associated with the preparation and filing of the Partnership's quarterly and annual financial statements.

During the year ended December 31, 2003 an impairment charge of approximately $182,000 was recognized as a result of the Partnership's loss of investment in Rose City Village (as discussed below). During the year ended December 31, 2002, impairment charges of approximately $1,819,000 were recognized as a result of the sale of a portion of its investments in two Local Partnerships (see "Capital Resources and Liquidity" above) and the determination that another Local Partnership, Vinton School Apartments, was impaired due to certain mold issues encountered throughout the rental property.

At times, advances are made to the Local Partnerships in order to preserve the ability to receive applicable Tax Credits. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships. Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the year ended December 31, 2003, approximately $416,000 was advanced to the Local Partnerships, approximately $406,000 of which was recognized as expense on the accompanying statements of operations. During the year ended December 31, 2002, approximately $617,000 was recognized as expense on the accompanying statements of operations.

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

Blue Lake

Pursuant to the terms of a loan workout relating to the Blue Lake Local Partnership, dated March 25, 1995 (the "Workout"), the Partnership was required to contribute an additional $266,841 to the Blue Lake Local Partnership over a ten year period. In exchange, the debt service on the property was made payable out of net cash flow. No payments were made since 1998 and a dispute arose as to whether the Local Partnership was in default under the Workout. During the year ended December 31, 2003, the parties finalized the terms of a new agreement that provided for the extinguishment of the aforementioned liability while admitting the lender's affiliates to the Local Partnership as a 95% limited partner. As a result, the Partnership recognized a gain on the extinguishment of debt of approximately $267,000 for the year ended December 31, 2003. In accordance with the new agreement, the Partnership was scheduled to retain a 5% limited partnership interest until 2006, at which time, all of the Partnership's interests were scheduled to be conveyed to the remaining partners. In May 2003, the property was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership has filed an action against the general partner of the Local Partnership. The Partnership's investment in the Blue Lake Local Partnership at December 31, 2003 was zero. Under the terms of the Partnership Agreement, the Partnership is not subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective tax returns.

Vinton Park School

During the year ended December 31, 2002, the Partnership determined that its investment in one Local Limited Partnership, Vinton School Apartments, was impaired due to certain mold issues encountered throughout the rental property. As a result, the investment balance was reduced to the estimated fair value for the Partnership interest and an impairment loss of approximately $898,000 was recognized during the year ended December 31, 2002. At December 31, 2003, the Partnership had no remaining investment balance in this Local Partnership.

Summit I, II and III

The local general partner is currently attempting to negotiate discounted payments and/or payment plans for outstanding property taxes and judgment liens which, if unsuccessful, could result in foreclosure proceedings on all three properties. The Partnership's investment in Summit I, Summit II and Summit III is zero as of December 31, 2003.

Terrace Gardens

During the year ended December 31, 2002, the Partnership received approximately $3,007,000 in proceeds from the refinancing of the property owned by one of its Local Partnerships, Terrace Gardens. After recognizing approximately $1,372,000 as a reduction of investment balance, the Partnership's investment in Terrace Gardens Limited Partnership had been reduced to zero. The remaining proceeds of approximately $1,635,000 were included in distributions from limited partnerships recognized as income on the Partnership's statements of operations.

During the year ended December 31, 2003, the Partnership sold, with the requisite recapture bond, its interest in Terrace Gardens Limited Partnership and realized a gain of approximately $1,970,000. The gain is equal to the net proceeds received by the Partnership as the Partnership had no remaining investment related to the Local Partnership.

Victorian Park

On May 16, 2003, the Partnership sold, with the requisite recapture bond, Victorian Park to an unrelated third party. The Partnership recognized a gain of approximately $1,361,000 during the year ended December 31, 2003, which is equal to the net proceeds received by the Partnership as the Partnership had no remaining investment related to the Local Partnership.

Rose City Village

In May 2003, the property owned by the Local Partnership was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership is currently evaluating its options, including litigation. Given the uncertainty of this event, the Partnership recognized an impairment loss of approximately $182,000 during the year ended December 31, 2003, reducing the investment balance to zero at December 31, 2003. Under the terms of the Partnership Agreement, the Partnership is not subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective tax returns.

Other

AIMCO and its affiliates owned 437 limited partnership interests in the Partnership representing 1.83% of the outstanding interests at December 31, 2003. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General
Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply for financial statements filed after December 15, 2004.

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

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note 1 - Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

The individual investments are carried at cost plus the Partnership's share of the Local Partnership's profits less the Partnership's share of the Local Partnership's losses, distributions and impairment charges. See "Item 7. Financial Statements, Note 1 - Organization and Summary of Significant Accounting Policies" for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income on the accompanying statements of operations.

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

ITEM 7.    Financial Statements


NATIONAL TAX CREDIT PARTNERS, L.P.

LIST OF FINANCIAL STATEMENTS

Report of Ernst & Young, LLP Independent Auditors.

Balance Sheet - December 31, 2003

Statements of Operations - Years ended December 31, 2003 and 2002

Statements of Changes in Partners' Capital (Deficiency) - Years ended December 31, 2003 and 2002

Statements of Cash Flows - Years ended December 31, 2003 and 2002

Notes to Financial Statements

                         Report of Independent Auditors



The Partners
National Tax Credit Partners, L.P.

We have audited the accompanying balance sheet of National Tax Credit Partners, L.P. as of December 31, 2003, and the related statements of operations, partners' capital (deficiency) and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent 29 percent of the total assets of the Partnership as of December 31, 2003 and the equity in the loss of these limited partnerships represent 10 percent of the total net income of the Partnership for the year ended December 31, 2003. The investee information for these limited partnerships is included in Notes 2 and
6. The financial statements of these limited partnerships were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of National Tax Credit Partners, L.P. as of December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.



                                                          /s/Ernst & Young LLP
Greenville, South Carolina
April 16, 2004

                       NATIONAL TAX CREDIT PARTNERS, L.P.

                                  BALANCE SHEET

                                December 31, 2003
                                 (in thousands)



                            Assets

Investments in limited partnerships (Note 2)                                 $ 1,405
Cash and cash equivalents (Note 1)                                               132
Advances to limited partnerships (Note 2)                                         10

       Total assets                                                          $ 1,547

         Liabilities and partners' capital (deficiency)

Liabilities:
   Accounts payable and accrued expenses                                       $ 53

Contingencies (Note 5)

Partners' capital (deficiency)
   General partner                                                $ (504)

   Limited partners                                                1,998       1,494

       Total liabilities and partners' capital (deficiency)                  $ 1,547


                See Accompanying Notes to Financial Statements

                       NATIONAL TAX CREDIT PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS
                    (in thousands, except per interest data)


                                                                Years Ended
                                                                December 31,
                                                              2003         2002
   Revenues:
     Interest income                                        $      7       $ 12

   Operating expenses:
     Management fees - partners (Note 3)                         454         485
     Legal and accounting                                        142         112
     General and administrative (Note 3)                         122         211
          Total operating expenses                               718         808

   Loss from Partnership operations                             (711)       (796)
   Gain on sale of limited partnership interests
     (Note 2)                                                  3,331          --
   Impairment loss (Note 2)                                     (182)     (1,819)
   Distributions from limited partnerships recognized
     as income (Note 2)                                          54        1,697
   Advances to limited partnerships charged to expense
     (Note 2)                                                   (406)       (617)

   Gain on extinguishment of debt (Note 2)                       267          --
   Equity in loss of limited partnerships and
     amortization of acquisition costs (Note 2)                 (249)       (337)

   Net income (loss)                                        $ 2,104     $ (1,872)

   Net income (loss) allocated to general partner (1%)        $ 21        $ (19)
   Net income (loss) allocated to limited partners (99%)       2,083      (1,853)
                                                            $  2,104    $ (1,872)

   Net income (loss) per limited partnership interest       $ 87.16     $ (77.53)

                See Accompanying Notes to Financial Statements

                       NATIONAL TAX CREDIT PARTNERS, L.P.

           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

                     (in thousands, except interest data)




                                     Special
                                      Limited      General        Limited
                                      Partner      Partner        Partners         Total

Partnership interests                                              23,899

Partners' capital (deficiency)
   December 31, 2001                 $     1       $ (506)        $ 1,767       $ 1,262

 Net loss for the year ended
   December 31, 2002                      --          (19)         (1,853)       (1,872)

Partners' capital (deficiency),
   December 31, 2002                        1        (525)            (86)         (610)

Abandonment of interest (Note 1)           (1)         --               1            --

Net income for the year ended
  December 31, 2003                        --          21           2,083         2,104

Partners' capital (deficiency),
  December 31, 2003                  $     --     $  (504)        $ 1,998      $  1,494


                See Accompanying Notes to Financial Statements

                       NATIONAL TAX CREDIT PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                 (in thousands)




                                                                        Years Ended
                                                                       December 31,
                                                                   2003            2002
Cash flows from operating activities:
  Net income (loss)                                               $ 2,104        $(1,872)
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
     Gain on extinguishment of debt                                  (267)            --
     Equity in loss of limited partnerships and
      amortization of acquisition costs                               249            337
     Advances to limited partnerships charged to expense              406            617
     Impairment loss                                                  182          1,819
     Gain on sale of limited partnership interests                 (3,331)            --
     Changes in accounts:
      Accrued fees due to partners                                 (2,654)        (2,197)
      Accounts payable and accrued expenses                           (12)          (136)

         Net cash used in operating activities                     (3,323)        (1,432)

Cash flows from investing activities:
  Dilution of interest in limited partnerships                         --            668
  Advances to limited partnerships                                   (416)          (617)
  Proceeds from sale of partnership interests                       3,331             --
  Distributions from limited partnerships recognized as a
     reduction of investment balance                                    2          1,451
         Net cash provided by investing activities                  2,917          1,502

Net (decrease) increase in cash and cash equivalents                 (406)            70
Cash and cash equivalents, beginning of year                          538            468

Cash and cash equivalents, end of year                             $ 132          $ 538

                See Accompanying Notes to Financial Statements

                       NATIONAL TAX CREDIT PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

 Note 1 - Organization and Summary of Significant Accounting Policies

 Organization

 National Tax Credit Partners, L.P. (the "Partnership") was formed under the California Revised Limited Partnership Act and organized on March 7, 1989. The Partnership was formed to invest primarily in other limited partnerships (the "Local Partnerships") which own and operate multifamily housing complexes that are eligible for low income housing tax credits or, in certain cases, for historic rehabilitation tax credits. The general partner of the Partnership (the "General Partner") is National Partnership Investments Corp., a California corporation ("NAPICO"). The special limited partner of the Partnership (the "Special Limited Partner") was PaineWebber T.C., Inc., a Delaware corporation. During the year ended December 31, 2003, the General Partner discovered that the Special Limited Partner was dissolved and therefore in accordance with the Partnership Agreement, the capital balance of the Special Limited Partner of approximately $1,000 was transferred to the limited partners. The business of the Partnership is conducted primarily by NAPICO.

 On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including 100% of the outstanding capital stock of NAPICO. Prior to March 11, 2002, Casden Properties, Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden owned 95% of the voting common stock of NAPICO prior to March 11, 2002.

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

 Use of Estimates

 The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

 Cash and Cash Equivalents

Cash and cash equivalents include cash and money market mutual funds. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $132,000 at December 31, 2003 that are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

 Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. During the years ended December 31, 2003 and 2002, impairment charges of approximately $182,000 and $1,819,000, respectively, were recognized with respect to the investments in one and three Local Partnerships, respectively (see Note 2).

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

 Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply for financial statements filed after December 15, 2004.

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

Effective January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the condensed combined statements of operations information in Note 2 below have been restated as of January 1, 2002 to reflect the operations of Terrace Gardens, Victorian Park, Blue Lake, and Rose City Village as loss from discontinued operations due to their sales of interests in 2003.

 Note 2 - Investments in Limited Partnerships

The Partnership currently holds limited partnership interests in 20 Local Partnerships, located in 12 states. At December 31, 2003, the Local Partnerships own residential projects consisting of 1,372 apartment units. The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

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

As a result of its 2.5% ownership of Comfed Qualified, the Partnership does not account for its investment for this Local Partnership using the equity method.

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

As of December 31, 2003, the investment balance in 14 of the 20 Local Partnerships had been reduced to zero.

At times, advances are made to the Local Partnerships in order to preserve the ability to receive applicable Tax Credits. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships. Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the year ended December 31, 2003, approximately $416,000 was advanced to the Local Partnerships, approximately $406,000 of which was recognized as expense on the accompanying statements of operations. During the year ended December 31, 2002, approximately $617,000 was recognized as expense on the accompanying statements of operations.

 The following is a summary of the investments in Local Partnerships for the year ended December 31, 2003 (in thousands):

Investment balance, beginning of year                           $ 1,838
Impairment loss                                                    (182)
Equity in losses of limited partnerships                           (242)
Amortization of acquisition costs                                    (7)
Distributions recognized as reduction of investment
  balance                                                            (2)
Investment balance, end of year                                 $ 1,405

 The difference between the investment per the accompanying balance sheet at December 31, 2003 and the equity per the Local Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Partnerships, the Partnership's recording of capital contributions payable to the Local Partnerships in its investment balance, costs capitalized to the investment account, cumulative distributions recognized as income and the recognition of impairment losses.

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

Blue Lake

Pursuant to the terms of a loan workout relating to the Blue Lake Local Partnership, dated March 25, 1995 (the "Workout"), the Partnership was required to contribute an additional $266,841 to the Blue Lake Local Partnership over a ten year period. In exchange, the debt service on the property was made payable out of net cash flow. No payments were made since 1998 and a dispute arose as to whether the Local Partnership was in default under the Workout. During the year ended December 31, 2003, the parties finalized the terms of a new agreement that provided for the extinguishment of the aforementioned liability while admitting the lender's affiliates to the Local Partnership as a 95% limited partner. As a result, the Partnership recognized a gain on the extinguishment of debt of approximately $267,000 for the year ended December 31, 2003. In accordance with the new agreement, the Partnership was scheduled to retain a 5% limited partnership interest until 2006, at which time, all of the Partnership's interests were scheduled to be conveyed to the remaining partners. In May 2003, the property was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership has filed an action against the general partner of the Local Partnership. The Partnership's investment in the Blue Lake Local Partnership at December 31, 2003 was zero. Under the terms of the Partnership Agreement, the Partnership is not subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective tax returns.

Vinton Park School

During the year ended December 31, 2002, the Partnership determined that its investment in one Local Limited Partnership, Vinton School Apartments, was impaired due to certain mold issues encountered throughout the rental property. As a result, the investment balance was reduced to the estimated fair value for the Partnership interest and an impairment loss of approximately $898,000 was recognized during the year ended December 31, 2002. At December 31, 2003, the Partnership had no remaining investment balance in this Local Partnership.

Summit I, II and III

The local general partner is currently attempting to negotiate discounted payments and/or payment plans for outstanding property taxes and judgment liens which, if unsuccessful, could result in foreclosure proceedings on all three properties. The Partnership's investment in Summit I, Summit II and Summit III is zero as of December 31, 2003.

Terrace Gardens

During the year ended December 31, 2002, the Partnership received approximately $3,007,000 in proceeds from the refinancing of the property owned by one of its Local Partnerships, Terrace Gardens. After recognizing approximately $1,372,000 as a reduction of investment balance, the Partnership's investment in Terrace Gardens Limited Partnership had been reduced to zero. The remaining proceeds of approximately $1,635,000 were included in distributions from limited partnerships recognized as income on the Partnership's statements of operations.

During the year ended December 31, 2003, the Partnership sold, with the requisite recapture bond, its interest in Terrace Gardens Limited Partnership and realized a gain of approximately $1,970,000. The gain is equal to the net proceeds received by the Partnership as the Partnership had no remaining investment related to the Local Partnership.

Victorian Park

On May 16, 2003, the Partnership sold, with the requisite recapture bond, Victorian Park to an unrelated third party. The Partnership recognized a gain of approximately $1,361,000 during the year ended December 31, 2003, which is equal to the net proceeds received by the Partnership as the Partnership had no remaining investment related to the Local Partnership.

Rose City Village

In May 2003, the property owned by the Local Partnership was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership is currently evaluating its options, including litigation. Given the uncertainty of this event, the Partnership recognized an impairment loss of approximately $182,000 during the year ended December 31, 2003, reducing the investment balance to zero at December 31, 2003. Under the terms of the Partnership Agreement, the Partnership is not subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective tax returns.

 Selected financial information from the combined financial statements of the Local Partnerships at December 31, 2003 and for each of the two years in the period ended December 31, 2003 is as follows:

            Condensed Combined Balance Sheet of the Local Partnerships
                                 (in thousands)

                                                     December 31,
                                                         2003
Assets
  Land                                                 $  3,977
  Building and improvements, net of accumulated
   depreciation of approximately $18,064                 32,521
  Other Assets                                            2,949
Total Assets                                           $ 39,447

Liabilities and Partners Deficit:
Liabilities:
  Mortgage notes payable                               $ 29,210
  Other liabilities                                      13,963
                                                         43,173
Partners' deficit                                        (3,726)

Total Liabilities and Partners' Deficit                $ 39,447

        Condensed Combined Results of Operations of the Local Partnerships
                                 (in thousands)
                                                       Years ended December 31,
                                                         2003            2002
                                                                      (Restated)
Revenues:
   Rental and other                                    $ 7,286         $ 8,917

Expenses:
   Depreciation                                          1,495           1,847
   Interest                                              2,809           3,627
   Operating                                             4,860           5,460
Total expenses                                           9,164          10,934
Loss from continuing operations                         (1,878)         (2,017)
Loss from discontinued operations                           --          (1,168)
Net loss                                               $(1,878)        $(3,185)

 An affiliate of the General Partner managed three and four properties owned by Local Partnerships during the years ended December 31, 2003 and 2002, respectively. The Local Partnerships pay the affiliate property management fees in the amount of 5 percent of their gross rental revenues. The amounts paid were approximately $85,000 for both the years ended December 31, 2003 and 2002.

 Note 3 - Transactions with Affiliated Parties

 Under  the  terms  of  the  Amended  and  Restated  Agreement  of  the  Limited
Partnership, the Partnership is obligated to the General Partner for the following fees:

 (a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner. For the years ended December 31, 2003 and 2002, approximately $454,000 and $485,000, respectively, have been expensed. The Partnership made payments of accrued management fees of approximately $3,108,000 during the year ended December 31, 2003 with proceeds received from the sales of its partnership interests in two Local Partnerships during 2003.

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

 (c) The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $49,000 and $53,000 for the years ended December 31, 2003 and 2002, respectively, and is included in general and administrative expenses.

 NTC,  or another  affiliate  of the  General  Partner,  is the Local  Operating
General Partner in eleven of the Partnership's 20 Local Partnerships. In addition, NTC is either a special limited partner or a non-managing, administrative general partner in each Local Partnership.

AIMCO and its affiliates owned 437 limited partnership interests in the Partnership representing 1.83% of the outstanding interests at December 31, 2003. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General
Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

 Note 4 - Income Taxes

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

A reconciliation follows:

                                                   Years Ended December 31,
                                                      2003           2002
                                                        (in thousands)

Net income (loss) per financial statements          $  2,104      $ (1,872)
  Partnership fees                                    (2,577)       (2,339)
  Other                                               (1,000)         (170)
  Partnership's share of limited local
   partnership                                         9,145        (1,151)
Income (loss) per tax return                         $ 7,672      $ (5,532)
Income (loss) per limited partnership interest        $ 321        $ (229)

The following is a reconciliation between the Partnership's reported amounts and the federal tax basis of net assets:

                                                    December 31, 2003
                                                     (in thousands)
      Net assets as reported                           $  1,494
      Add (deduct):
        Intangible (net)                                  6,225
        Deferred offering costs                           7,745
        Investment in Partnerships                       (8,378)
        Other                                            (1,834)
      Net assets - federal tax basis                   $  5,252

 Note 5 - Contingencies

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interest in Real Estate Associates Limited III (an affiliated partnership in which National Partnership Investments Corp. ("NAPICO") is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the corporate general partner) commenced an action against the Partnership, NAPICO and certain other defendants. The claims included, but were not limited to, claims for breaches of fiduciary duty to the limited partners of certain NAPICO-managed partnerships and violations of securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties, Inc., organized by an affiliate of NAPICO. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action.

On April 29, 2003, the court entered judgment against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty, both amounts plus interest of approximately $25.6 million, and for punitive damages against NAPICO in the amount of $2.6 million.

On August 11, 2003, Apartment Investment and Management Company ("AIMCO") and NAPICO entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. The principal terms of the Stipulation of Settlement include, among other things (1) payments in both cash ($29 million) and stock ($19 million) by Alan I. Casden, on behalf of himself, NAPICO and other defendants, to the Plaintiffs, (2) guaranteed payments in an aggregate amount of $35 million ($7 million per year for 5 years), plus interest, by NAPICO to the Plaintiffs, (3) a release of claims of all parties associated with the litigation and (4) joint agreement by the parties to request that a new judgment be entered in the litigation to, among other things, expunge the judgment originally entered against NAPICO and the other defendants.

In connection with the Stipulation of Settlement, on August 12, 2003, NAPICO and AIMCO executed a Settlement Agreement (the "Settlement Agreement") with the prior shareholders of Casden Properties, Inc. The principal terms of the
Settlement Agreement include, among other things, that (1) NAPICO will voluntarily discontinue the action it commenced on May 13, 2003 against the former shareholders of Casden Properties, Inc. and other indemnitors in the Casden Merger, (2) Alan I. Casden and certain related entities will resolve certain pending claims for indemnification made by NAPICO, AIMCO and their affiliates, (3) AIMCO or an affiliate will provide $25 million of the $29 million in cash that Alan I. Casden is obligated to provide under the Stipulaton of Settlement in exchange for 531,915 shares of AIMCO Class A Common Stock owned by The Casden Company, and (4) The Casden Company will promise to pay to NAPICO an aggregate amount of $35 million ($7 million per year for 5 years), plus interest, on a secured, nonrecourse basis. The Casden Company can prepay its obligation set forth in item (4) above in shares of AIMCO Class A Common Stock having a value based on the greater of $47 per share or the market value of such shares at the time of payment.

On December 30, 2003, the Stipulation of Settlement with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of litigation against the Registrant, National Partnership Investments Corp. ("NAPICO") and certain other defendants became effective in accordance with its terms. In addition, on December 30, 2003, the Settlement Agreement with the prior shareholders of Casden Properties, Inc., NAPICO and Apartment Investment and Management Company ("AIMCO") also closed in accordance with its terms.

In addition to the litigation discussed above, the General Partner is involved in various other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

 Note 6 - Real Estate and Accumulated Depreciation of Local Partnerships in which NTCP Has Invested as of December 31, 2003



                                               Buildings
                                                  And
                                                Related
                          Mortgage             Personal               Accumulated
      Description           Notes      Land    Property  Total(2)(3) Depreciation(3)

Appletree Apts.          $    877    $    74  $ 1,248     $  1,322  $   463
Countryview/Columbus        3,228        320    3,950        4,270      277
Apts.
Dickens Apts.               1,210       105     2,318        2,423      834
Genoa Plaza                 1,309         98    1,705        1,803      660
Glenark Apts. (A)              --         --       --           --       --
Grand Meadows Apts.         1,821       112     3,500        3,612    1,346
Grinnell Park Apts.           585        48       804          852      314
Kimberly Court Apts.        1,460       234     1,762        1,996      696
Mountain View I             3,008        686   4,338        5,024    1,938
Mountain View II            3,996        866   5,378        6,244    1,566
North Liberty Apts.           589         48      740          788      320
Paris Hotel Apts.             656        179    1,539        1,718      566
Rolling Hills Apts.         4,250        800   11,866       12,666    4,606
Summit I Apts. (A)             --         --       --           --       --
Summit II Apts. (A)            --         --       --           --       --
Summit III Apts. (A)           --         --       --           --       --
Torres de Plata I           2,972        161    3,747        3,908    1,837
Tyrone Elderly              2,609        100    4,945        5,045    1,845
Vinton/Park School            640        146    2,745        2,891      796
                          $29,210    $ 3,977  $50,585     $ 54,562  $18,064

 (A) Information is not available for this entity.

(2) Reconciliation of real estate

                                                 Year Ended December 31,
                                                           2003
                                                      (in thousands)
Balance at beginning of year                             $ 95,003
Disposals during the year                                      (1)
Disposals of rental properties                            (40,440)
Balance at end of year                                   $ 54,562

(3) Reconciliation of accumulated depreciation

                                                 Year Ended December 31,
                                                           2003
                                                      (in thousands)
Balance at beginning of year                             $ 33,614
Depreciation expense for the year                           1,495
Disposals of rental properties                            (17,045)
Balance at end of year                                   $ 18,064

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 8A.    Controls and Procedures

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

 (b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

 ITEM 9.     Directors and Executive Officers of the Registrant

National Tax Credit Partners, L.P. (the "Partnership" or the "Registrant") has no directors or officers. The general partner responsible for conducting the business of the Partnership is National Partnership Investments Corp a California Corporation ("NAPICO" or the "General Partner").

The names and ages of, as well as the positions and offices held by, the present directors and officers of NAPICO are set forth below: The General Partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. There are no family relationships between or among any directors or officers.

Peter K. Kompaniez              58    Director
David R. Robertson              37    President, Chief Executive Officer
                                        and Director
Charles McKinney                52    Senior Vice President and Director
                                        of Asset Management
Jeffrey H. Sussman              38    Senior Vice President, General
                                        Counsel and Secretary
Brian H. Shuman                 41    Senior Vice President and Chief
                                        Financial Officer

Peter K. Kompaniez has been Director of the General Partner since April 1, 2002. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

David R. Robertson has been President, Chief Executive Officer and a Director of the General Partner since October 2002. Mr. Robertson has been an Executive Vice President of AIMCO since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002. Mr. Robertson is responsible for property operations, asset management and transaction activities within AIMCO Capital's portfolio of affordable properties, and for redevelopment and construction activities for both the conventional and affordable property portfolios. Since February 1996, Mr. Robertson has been Chairman and Chief Executive Officer of Robeks Corporation, a privately held chain of specialty food stores.

Charles McKinney has been Senior Vice President and Director of Asset Management of the General Partner and AIMCO Capital since January 2003 and has overall responsibility for monitoring the construction, lease-up, operations and compliance issues for all assets constituting a part of AIMCO's affordable portfolio. Mr. McKinney joined AIMCO as Vice President of Transactions in the Affordable Group in June 2002 and had responsibility for value added dispositions of affordable properties in the Western portion of the United States. From September 2000 through May 2002, Mr. McKinney was Managing Underwriter for Real Estate Recovery, Inc. where he was responsible for the real estate loan underwriting and loan review for the company's clients. From March 1998 through August 2000, Mr. McKinney was the Executive Managing Director of American Capital Advisors, Inc. an investment banking company.

Jeffrey H. Sussman has been Senior Vice President, General Counsel and Secretary of the General Partner since joining NAPICO in 1998. Mr. Sussman is responsible for the legal affairs of NAPICO and its affiliates. Prior to joining NAPICO in 1998, Mr. Sussman was an associate with the law firm of Rus, Miliband, Williams & Smith in Irvine, California. His practice emphasized real estate finance and insolvency law and included the representation of borrowers, lenders, and court-appointed trustees in matters involving apartment complexes, retail centers and hotels.

Brian H. Shuman has been Senior Vice President and Chief Financial Officer of the General Partner since joining NAPICO in 2000. Mr. Shuman is responsible for the financial affairs of NAPICO as well as the limited partnership sponsored by it. From 1996 until joining NAPICO in August 2000, Mr. Shuman was Vice President
- Finance for Preferred Health Management Inc., the largest provider of worker compensation diagnostic imaging services in California formed in 1996, and was responsible for establishing and managing the accounting, billing, collection, treasury and financial reporting departments.

The board of directors of the General Partner does not have a separate audit committee. As such, the board of directors of the General Partner fulfills the functions of an audit committee. The board of directors has determined that Brian H. Shuman meets the requirement of an "audit committee financial expert".

The directors and officers of the General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

ITEM 10.    Executive Compensation

None of the directors and officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2003.

 ITEM 11.Security Ownership of Certain Beneficial Owners and Management

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

 ITEM 12.Certain Relationships and Related Transactions

 Under  the  terms  of  the  Amended  and  Restated  Agreement  of  the  Limited
Partnership, the Partnership is obligated to the General Partner for the following fees:

 (a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner. For the years ended December 31, 2003 and 2002, approximately $454,000 and $485,000, respectively, have been expensed. The Partnership made payments of approximately $3,108,000 during the year ended December 31, 2003 with proceeds received from the sales of its partnership interests in two Local Partnerships during 2003.

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

 (c) The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $49,000 and $53,000 for the years ended December 31, 2003 and 2002, respectively, and is included in general and administrative expenses.

 NTC,  or another  affiliate  of the  General  Partner,  is the Local  Operating
General Partner in eleven of the Partnership's 20 Local Partnerships. In addition, NTC is either a special limited partner or a non-managing, administrative general partner in each Local Partnership.

An affiliate of the General Partner managed three and four properties owned by Local Partnerships during the years ended December 31, 2003 and 2002, respectively. The Local Partnerships pay the affiliate property management fees in the amount of 5 percent of their gross rental revenues. The amounts paid were approximately $85,000 for both the years ended December 31, 2003 and 2002.

AIMCO and its affiliates owned 437 limited partnership interests in the Partnership representing 1.83% of the outstanding interests at December 31, 2003. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General
Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

         Exhibit 99.4   Independent   Auditors   Report  for   Grinnell   Park
                        Apartments

         Exhibit 99.5   Independent Auditors Report for North Liberty

         Exhibit 99.6   Independent Auditors Report for Torres del Plata I

         Exhibit 99.7   Independent Auditors Report for Grand Meadows II

         Exhibit 99.8   Independent Auditors Report for Countryview  Columbus,
                        Ltd.

         Exhibit 99.9   Independent   Auditors   Report  for   Mountain   View
                        Properties

(b) Reports on Form 8-K filed during the quarter ended December 31, 2003:

      Current Report on Form 8-K dated November 24, 2003 and filed on November 26, 2003, disclosing the court approval of the Stipulation of Settlement between the General Partner and the plaintiffs.

      Current Report on Form 8-K dated December 30, 2003 and filed on January 2, 2004, disclosing the principal terms of the Stipulation of Settlement between the General Partner and the plaintiffs.

Item 14.    Principal Accounting Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $37,000 and $28,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for both 2003 and 2002 of approximately $24,000.

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

                                    Date: May 4, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/Peter K. Kompaniez         Director                     Date:   May  4, 2004
Peter K. Kompaniez



/s/David R. Robertson         President, Chief Executive   Date:   May  4, 2004
David R. Robertson             Officer and Director



/s/Brian H. Shuman            Senior Vice President and    Date:   May  4, 2004
Brian H. Shuman                 Chief Financial Officer

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

  99.4      Independent Auditors Report for Grinnell Park Apartments

  99.5      Independent Auditors Report for North Liberty

  99.6      Independent Auditors Report for Torres del Plata I

  99.7      Independent Auditors Report for Grand Meadows II

  99.8      Independent Auditors Report for Countryview Columbus, Ltd.

  99.9      Independent Auditors Report for Mountain View Properties

Exhibit 31.1
                                  CERTIFICATION
I, David R. Robertson, certify that:

1. I have reviewed this annual report on Form 10-KSB of National Tax Credit Partners, L.P.;

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


Date:  May 4, 2004

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

Exhibit 31.2


                                  CERTIFICATION


I, Brian H. Shuman, certify that:


1. I have reviewed this annual report on Form 10-KSB of National Tax Credit Partners, L.P.;

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


Date:  May 4, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002




In connection with the Annual Report on Form 10-KSB of National Tax Credit Partners, L.P. (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:


      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  May 4, 2004


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  May 4, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Exhibit 99.1

Independent Auditors' Report

To the Partners
Rolling Hills Apts., Ltd.
Pottsgrove Township, PA

We have audited the accompanying balance sheets of Rolling Hills Apts., Ltd., (a limited partnership) as of December 31, 2003 and 2002 and the related statements of income, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Rolling Hills Apartments, Ltd.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rolling Hills Apts., Ltd. PHFA Project No. 61 as of December 31, 2003 and 2002 and the results of its operations, changes in partners' deficit and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 11, 2004 on our consideration of Rolling Hills Apts. Ltd. internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data included in the report (shown on pages 14 through 27) are presented for the purposes of additional analysis and are not a required part of the financial statements of Rolling Hills Apts., Ltd. PHFA Project No. 61. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

Respectfully Submitted,

/s/Morowitz & Company, LLC

Galloway, NJ
February 11, 2004

Exhibit 99.2

                          INDEPENDENT AUDITOR'S REPORT



To the Partners
DICKENS ASSOCIATES II

We have audited the accompanying balance sheet of DICKENS ASSOCIATES II, F.H.A. Project No. 071-35591 (the "Partnership"), as of December 31, 2003, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2003, and the results of its operations, changes in partners' capital and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards we have also issued reports dated January 30, 2004 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

January 30, 2004
Skokie, Illinois

Exhibit 99.3

                INDEPENDENT AUDITOR'S REPORT ON THE FINANCIAL
                 STATEMENTS AND THE SUPPLEMENTARY INFORMATION


To the Partners
Genoa Plaza, Limited Partnership
Beverly Hills, California

We have audited the accompanying balance sheets of Genoa Plaza, Limited Partnership as of December 31, 2003 and 2002, and the related statements of income, partners' (deficit), and cash flows for the years then ended. These statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The Partnership's recurring losses and other conditions indicate that it should review its long-lived assets for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the impairment or Disposal of Long-Lived Assets. Management has not performed an analysis for impairment as required by Statement of Financial Accounting Standards No. 144. Therefore, the Partnership has excluded from the accompanying balance sheet and statement of income any impairment write down.

In our opinion, except for the effects of not performing an impairment analysis in 2003, as discussed in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Genoa Plaza, Limited Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 6 to the financial statements, the Partnership has suffered recurring losses from operations, its total liabilities exceeds its total assets and it has not been able to generate sufficient cash flow for operations to fund required reserves and escrows or operating expenses. This raises substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters area also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 2004 on our consideration of Genoa Plaza, Limited Partnership's internal control over financial reporting and its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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


Des Moines, Iowa
January 21, 2004

Exhibit 99.4


                          INDEPENDENT AUDITOR'S REPORT



To the Partners
Grinnell Park Apartments, Limited Partnership
Beverly Hills, California

We have audited the accompanying balance sheets of Grinnell Park Apartments, Limited Partnership as of December 31, 2003 and 2002, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grinnell Park Apartments, Limited Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



                                    /s/McGladrey & Pullen



Des Moines, Iowa
January 15, 2004

Exhibit 99.5

                          INDEPENDENT AUDITOR'S REPORT



To the Partners
North Liberty Park, Limited Partnership
Beverly Hills, California

We have audited the accompanying balance sheets of North Liberty Park, Limited Partnership as of December 31, 2003 and 2002, and the related statements of income, partners' (deficit), and cash flows for the years then ended. These statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North Liberty Park, Limited Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



                                    /s/McGladrey & Pullen



Des Moines, Iowa
January 15, 2004

Exhibit 99.6

             INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS



Partners
Torres del Plata I Limited Partnership
San Juan, Puerto Rico

We have audited the accompanying balance sheets of Torres del Plata I Limited Partnership as of December 31, 2003 and 2002, and the related statements of operations, partners' equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Torres del Plata I Limited Partnership as of December 31, 2003 and 2002, and the results of its operations, changes in partners' equity (deficiency) and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards we have also issued our report dated January 15, 2004, on our consideration of the Partnership's internal control and on our tests on its compliance with certain provisions of laws, regulations, contracts, loan covenants and agreements. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.



                        /s/Torres Llompart, Sanchez Ruiz & Company


January 15, 2004
License No. 169
San Juan, Puerto Rico

Exhibit 99.7


INDEPENDENT AUDITOR'S REPORT

To the Partners
Grand Meadows II Limited Dividend
Housing Association Limited Partnership

We have audited the accompanying balance sheet of Grand Meadows II Limited Dividend Housing Association Limited Partnership (a Michigan Limited Partnership), MSHDA Development No. 827, as of December 31, 2003, 2002 and 2001, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grand Meadows II Limited Dividend Housing Association Limited Partnership, MSHDA Development No. 827, as of December 31, 2003, 2002 and 2001, and its results of operations, changes in partners' equity, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 6, 2004 on our consideration of Grand Meadows II Limited Dividend Housing Association Limited Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. The report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.



                                    /s/Plante & Moran, PLLC


East Lansing, Michigan
February 6, 2004

Exhibit 99.8

Independent Auditors' Report

To the Partners
Countryview Columbus, Ltd.

We have audited the accompanying balance sheet of Countryview Columbus, Ltd. as of December 31, 2003 and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Countryview Columbus, Ltd. as of December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming the Partnership will continued as a going concern. As discussed in Note 5 to the financial statements, the Partnership's recurring losses raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans with regard to these matters are described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Altschuler, Melvoin and Glasser LLP


Los Angeles, California
January 21, 2004

Exhibit 99.9


INDEPENDENT AUDITORS' REPORT

To the Partners
Mountain View Limited Partnership and
Mountain View Limited Partnership II


We have audited the accompanying combined balance sheet of Mountain View Properties (New Mexico limited partnerships) as of December 31, 2003 and the related combined statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Mountain View Properties as of December 31, 2003 and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.




/s/ALTSCHULER, MELVOIN AND GLASSER LLP


Los Angeles, California
February 23, 2004