Form 10QSB
period 2004-03-31
NATIONAL TAX CREDIT PARTNERS L P
filed 2004-05-14
CIK 847415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                 For the quarterly period ended March 31, 2004


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                       NATIONAL TAX CREDIT PARTNERS, L.P.

                                  BALANCE SHEET

                                 MARCH 31, 2004
                                   (Unaudited)
                                 (in thousands)



                           Assets

Investments in limited partnerships (Note 2)                               $ 1,358
Cash and cash equivalents                                                       28
Advances to limited partnerships (Note 2)                                       10

       Total assets                                                        $ 1,396

       Liabilities And Partners' Capital (Deficiency)

Liabilities:
   Accounts payable and accrued expenses                                   $    67

Contingencies (Note 4)

Partners' capital (deficiency):
   General partner                                           $  (506)
   Limited partners                                            1,835         1,329

      Total liabilities and partners' capital (deficiency)                 $ 1,396



                See Accompanying Notes to Financial Statements

                       NATIONAL TAX CREDIT PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                                  (Unaudited)
                    (in thousands, except per interest data)



                                                              Three Months Ended
                                                                 March 31,
                                                           2004              2003
       Revenues:
       Interest Income                                 $     --           $     --

       Operating Expenses:
         Management fees - partners (Note 3)                 74                113
         General and administrative (Note 3)                 19                 10
         Legal and accounting                                23                 38
              Total operating expenses                      116                161

       Loss from Partnership operations                    (116)              (161)
       Gain on sale of limited partnership
         interest (Note 2)                                   --              1,970
       Distributions from limited partnerships
        recognized as income (Note 2)                         2                  1
       Advances to limited partnerships
        charged to expense (Note 2)                          (8)               (32)
       Equity in loss of limited partnerships
         and amortization of acquisition costs
         (Note 2)                                           (43)               (56)

       Net (loss) income                                $  (165)           $ 1,722

       Net (loss) income allocated to general
         partner (1%)                                   $    (2)           $    17
       Net (loss) income allocated to limited
         partners (99%)                                    (163)             1,705

                                                        $  (165)           $ 1,722
       Net (loss) income per limited
         partnership interest                           $ (6.82)           $ 71.34


                See Accompanying Notes to Financial Statements

                       NATIONAL TAX CREDIT PARTNERS, L.P.

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

                                   (Unaudited)
                      (in thousands, except interest data)



                                                    General     Limited
                                                    Partner     Partners     Total

Partnership interests                                            23,899

Partners' capital (deficiency),
  December 31, 2003                                   $(504)    $ 1,998     $ 1,494

Net loss for the three months
  ended March 31, 2004                                   (2)       (163)       (165)

Partners' capital (deficiency),
  March 31, 2004                                      $(506)    $ 1,835     $ 1,329


                See Accompanying Notes to Financial Statements

                       NATIONAL TAX CREDIT PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)

                                                                       Three Months Ended
                                                                            March 31,
                                                                       2004           2003
Cash flows from operating activities:
  Net (loss) income                                                  $  (165)         $ 1,722
  Adjustments to reconcile net (loss) income to net cash
   used in operating activities:
     Gain on sale of limited partnership interest                         --           (1,970)
     Equity in loss of limited partnerships and amortization
      of acquisition costs                                                43               56
     Advances to limited partnerships charged to expense                   8               32
     Changes in accounts:
      Deferred gain on sale of limited partnership interests              --            1,000
      Accounts payable and accrued expenses                               14               13
      Due from affiliate                                                  --              (40)
      Accrued fees due to partners                                        --           (1,820)
         Net cash used in operating activities                          (100)          (1,007)

Cash flows from investing activities:
  Distributions from limited partnerships recognized as a
   reduction of investment balance                                         4               --
  Proceeds from sale of partnership interests                             --            1,828
  Advances to limited partnerships                                        (8)             (32)
         Net cash (used in) provided by investing activities              (4)           1,796


Net (decrease) increase in cash and cash equivalents                    (104)             789
Cash and cash equivalents, beginning of period                           132              538

Cash and cash equivalents, end of period                             $    28          $ 1,327

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


                See Accompanying Notes to Financial Statements

                       NATIONAL TAX CREDIT PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements. Accordingly, the unaudited financial statements included herein should be reviewed in conjunction with the audited financial statements and related notes thereto contained in the National Tax Credit Partners, L.P. (the "Partnership" or "Registrant") Annual Report for the fiscal year ended December 31, 2003. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2004, and the results of operations and changes in cash flows for the three months ended March 31, 2004 and 2003, respectively.

The condensed combined statements of operations information in Note 2 below have been restated as of January 1, 2003 to reflect the operations of Terrace Gardens, Victorian Park, Blue Lake, and Rose City Village as loss from discontinued operations due to their sales of interests in 2003, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

Organization

The Partnership, formed under the California Revised Limited Partnership Act, was organized on March 7, 1989. The Partnership was formed to invest primarily in other limited partnerships (the "Local Partnerships") which own or lease and operate multifamily housing complexes that are eligible for low-income housing tax credits or, in certain cases, historic rehabilitation tax credits ("Tax Credits"). The general partner of the Partnership (the "General Partner") is National Partnership Investments Corp. ("NAPICO"), a California corporation. The special limited partner of the Partnership (the "Special Limited Partner") was PaineWebber T.C., Inc., a Delaware corporation. During 2003, the General Partner discovered that the Special Limited Partner was dissolved and therefore in accordance with the Partnership Agreement, the capital balance of the Special Limited Partner of approximately $1,000 was transferred to the limited partners.

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

 Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No adjustments for impairment of value were recorded during the three months ended March 31, 2004 and 2003.

Method of Accounting for Investment in Limited Partnerships

The investments in limited partnerships are accounted for using the equity method. Acquisition, selection and other costs related to the acquisition of the projects acquired are capitalized as part of the investment accounts and are being amortized using the straight line method over the estimated lives of the underlying assets, which is generally 30 years.

Reclassifications

Certain reclassifications have been made to the 2003 balances to conform to the 2004 presentation.

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

The Partnership currently holds limited partnership interests in 20 Local Partnerships, located in 12 states. At March 31, 2004, the Local Partnerships own residential projects consisting of 1,372 apartment units. The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

National Tax Credit, Inc. ("NTC"), an affiliate of the General Partner, typically serves either as a special limited partner or non-managing administrative general partner in which case it receives 0.01 percent of operating profits and losses of the Local Partnerships. NTC or another affiliate of the General Partner may serve as the Local Operating General Partner of the Local Partnership in which case it is typically entitled to 0.09 percent of operating profits and losses of the Local Partnership. The Partnership is also generally entitled to receive 50 percent of the net cash flow generated by the Apartment Complexes, subject to repayment of any loans made to the Local Partnerships (including loans provided by NTC or an affiliate), repayment for funding of development deficit and operating deficit guarantees by the Local Operating General Partners or their affiliates (excluding NTC and its affiliates), and certain priority payments to the Local Operating General Partners other than NTC or its affiliates.

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships. Accordingly, the Partnership accounts for its investments in the Local Partnerships using the equity method, with the exception of Comfed Qualified, in which the Partnership has a 2.5% ownership interest and accounts for using the cost method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage (between 5% and 99%). The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Partnerships' partnership agreements. These agreements usually limit the Partnership's distributions to an amount substantially less than its ownership percentage in the Local Partnership.

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

As of March 31, 2004, the investment balance in 14 of the 20 Local Partnerships had been reduced to zero.

At times, advances are made to the Local Partnerships in order to preserve the ability to receive applicable Tax Credits. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships. Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the three months ended March 31, 2004 and 2003, approximately $8,000 and $32,000, respectively, was recognized as expense in the accompanying statements of operations.

The following is a summary of the investments in Local Partnerships for the three months ended March 31, 2004 (in thousands):

           Investment balance, beginning of period           $ 1,405
           Distributions recognized as reduction of
             investment balance                                   (4)
           Equity in losses of limited partnerships              (42)
           Amortization of acquisition costs                      (1)
           Investment balance, end of period                 $ 1,358

The  following  are  estimated   unaudited   condensed  combined  statements  of
operations for the three months ended March 31, 2004 and 2003 for the Local Partnerships in which the Partnership has investments (in thousands):

                                            Three Months Ended
                                                 March 31,
                                            2004          2003
                                                       (Restated)
Revenues
  Rental and other                        $  1,822     $  2,229

Expenses
  Depreciation                                 374          462
  Interest                                     702          907
  Operating                                  1,215        1,365
                                             2,291        2,734

Loss from continuing operations               (469)        (505)
Loss from discontinued operations               --         (283)
Net loss                                  $   (469)    $   (788)

Summit I, II and III

The local general partner is currently attempting to negotiate discounted payments and/or payment plans for outstanding property taxes and judgment liens which, if unsuccessful, could result in foreclosure proceedings on all three properties. The Partnership's investment in Summit I, Summit II and Summit III is zero as of March 31, 2004.

Terrace Gardens

During the three months ended March 31, 2003, the Partnership sold, with the requisite recapture bond, its interest in Terrace Gardens Limited Partnership and realized a gain of approximately $1,970,000. The gain is equal to the net proceeds received by the Partnership as the Partnership had no remaining investment related to the Local Partnership.

Victorian Park

During the three months ended March 31, 2003, the Partnership received a $1,000,000 deposit related to the pending sale of its interest in this Local Partnership. On May 16, 2003, the Partnership sold Victorian Park, with the requisite recapture bond, to an unrelated third party. The Partnership had no remaining investment related to the Local Partnership at the time of the sale.

Blue Lake

 Pursuant to the terms of a loan workout relating to the Blue Lake Local Partnership, dated March 25, 1995 (the "Workout"), the Partnership was required to contribute an additional $266,841 to the Blue Lake Local Partnership over a ten year period. In exchange, the debt service on the property was made payable out of net cash flow. No payments were made since 1998 and a dispute arose as to whether the Local Partnership was in default under the Workout. During 2003, the parties finalized the terms of a new agreement that provided for the extinguishment of the aforementioned liability while admitting the lender's affiliates to the Local Partnership as a 95% limited partner. In accordance with the new agreement, the Partnership was scheduled to retain a 5% limited partnership interest until 2006, at which time, all of the Partnership's interests were scheduled to be conveyed to the remaining partners. In May 2003, the property was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership has filed an action against the general partner of the Local Partnership. The Partnership's investment in the Blue Lake Local Partnership at March 31, 2004 was zero. Under the terms of the Partnership Agreement, the Partnership is not subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns.

Rose City Village

In May 2003, the property owned by the Local Partnership was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership is currently evaluating its options, including litigation. Under the terms of the Partnership Agreement, the Partnership is not subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns. The Partnership had no investment in this Local Partnership at March 31, 2004.

NOTE 3 - TRANSACTIONS WITH AFFILIATED PARTIES

Under  the  terms  of  the  Amended  and  Restated   Agreement  of  the  Limited
Partnership, the Partnership is obligated to pay the General Partner the following fees:

(a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner. For the three months ended March 31, 2004 and 2003, approximately $74,000 and $113,000, respectively, have been expensed and paid.

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

(c) The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $12,000 for both the three months ended March 31, 2004 and 2003 and is included in general and administrative expenses.

NTC, or another affiliate of the General Partner, is the Local Operating General Partner in eleven of the Partnership's 20 Local Partnerships. In addition, NTC is either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner managed two and three properties owned by the Local Partnerships during the three months ended March 31, 2004 and 2003, respectively. The Local Partnerships pay the affiliate property management fees in the amount of 5 percent of their gross rental revenues. The amounts paid were approximately $17,000 and $35,000 for the three months ended March 31, 2004 and 2003, respectively.

NOTE 4 - CONTINGENCIES

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

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

Liquidity and Capital Resources

It is not expected that any of the Local Partnerships in which the Partnership invested will generate cash from operations sufficient to provide distributions to the Limited Partners. Such cash from operations, if any, would first be used to meet operating expenses of the Partnership. The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner. The Partnership's cash reserves as of March 31, 2004 were approximately $28,000. In order to replenish the Partnership's reserves, the Partnership intends to generate additional cash from sales and refinancings of certain properties owned by Local Partnerships.

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

During the three months ended March 31, 2003, the Partnership received a $1,000,000 deposit related to the pending sale of its interest in Victorian Park. In May 2003, the Partnership sold Victorian Park to an unrelated third party. The Partnership had no remaining investment balance related to this Local Partnership at the time of the sale.

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

Results of Operations

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to providing additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balances until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships. During the three months ended March 31, 2004 and 2003, the Partnership recognized equity in loss of approximately $43,000 and $56,000, respectively, from Local Partnerships.

At March 31, 2004, the investment balance in 14 of the 20 Local Partnerships had been reduced to zero.

The Partnership's revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships. Interest income was less than $1,000 for both the three months ended March 31, 2004 and 2003.

An annual management fee is payable to the General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's invested assets. The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $74,000 and $113,000 for both the three months ended March 31, 2004 and 2003, respectively. The decrease in management fees is a result of the sales of limited partnership interests which reduced the balance of the Partnership's invested assets.

Operating  expenses,  exclusive  of the  management  fee,  consist  of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $23,000 and $38,000 for the three months ended March 31, 2004 and 2003, respectively. The decrease in legal and accounting expenses is primarily due to costs associated with the sale of interests in Local Partnerships during 2003 and the litigation disclosed in the Partnership's annual report on Form 10-KSB for the year ended December 31, 2003. General and administrative expenses were approximately $19,000 and $10,000 for the three months ended March 31, 2004 and 2003, respectively. The increase in general and administrative expenses is due to an increase in the costs associated with the preparation and filing of the Partnership's quarterly and annual financial statements.


At times, advances are made to the Local Partnerships in order to preserve the ability to receive applicable Tax Credits. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships. Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the three months ended March 31, 2004 and 2003, approximately $8,000 and $32,000, respectively, was recognized as expense on the accompanying statements of operations.

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

Summit I, II and III

The local general partner is currently attempting to negotiate discounted payments and/or payment plans for outstanding property taxes and judgment liens which, if unsuccessful, could result in foreclosure proceedings on all three properties. The Partnership's investment in Summit I, Summit II and Summit III is zero as of March 31, 2004.

Terrace Gardens

During the three months ended March 31, 2003, the Partnership sold, with the requisite recapture bond, its interest in Terrace Gardens Limited Partnership and realized a gain of approximately $1,970,000. The gain is equal to the net proceeds received by the Partnership as the Partnership had no remaining investment related to the Local Partnership.

Victorian Park

During the three months ended March 31, 2003, the Partnership received a $1,000,000 deposit related to the pending sale of its interest in this Local Partnership. On May 16, 2003, the Partnership sold Victorian Park, with the requisite recapture bond, to an unrelated third party. The Partnership had no remaining investment related to the Local Partnership at the time of the sale.

Blue Lake

 Pursuant to the terms of a loan workout relating to the Blue Lake Local Partnership, dated March 25, 1995 (the "Workout"), the Partnership was required to contribute an additional $266,841 to the Blue Lake Local Partnership over a ten year period. In exchange, the debt service on the property was made payable out of net cash flow. No payments were made since 1998 and a dispute arose as to whether the Local Partnership was in default under the Workout. During 2003, the parties finalized the terms of a new agreement that provided for the extinguishment of the aforementioned liability while admitting the lender's affiliates to the Local Partnership as a 95% limited partner. In accordance with the new agreement, the Partnership was scheduled to retain a 5% limited partnership interest until 2006, at which time, all of the Partnership's interests were scheduled to be conveyed to the remaining partners. In May 2003, the property was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership has filed an action against the general partner of the Local Partnership. The Partnership's investment in the Blue Lake Local Partnership at March 31, 2004 was zero. Under the terms of the Partnership Agreement, the Partnership is not subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns.

Rose City Village

In May 2003, the property owned by the Local Partnership was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership is currently evaluating its options, including litigation. Under the terms of the Partnership Agreement, the Partnership is not subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns. The Partnership had no investment in this Local Partnership at March 31, 2004.

Other

AIMCO and its affiliates owned 437 limited partnership interests in the Partnership representing 1.83% of the outstanding interests at March 31, 2004. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships. Accordingly, the Partnership accounts for its investments, with the exception of one Local Partnership, in the Local Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage (between 5% and 99%). The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Partnerships' partnership agreements. These agreements usually limit the Partnership's distributions to an amount substantially less than its ownership percentage in the Local Partnership.

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

(b) Reports on Form 8-K filed during the quarter ended March 31, 2004:

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


                                    Date: May 13, 2004

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


Date:  May 13, 2004

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


Date:  May 13, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002




In connection with the Quarterly Report on Form 10-QSB of National Tax Credit Partners, L.P. (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:


      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  May 13, 2004


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  May 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.