Form 10QSB
period 2004-06-30
NATIONAL TAX CREDIT PARTNERS L P
filed 2004-08-16
CIK 847415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2004


[]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from __________ to __________

                         Commission file number 0-18541


                       NATIONAL TAX CREDIT PARTNERS, L.P.
        (Exact Name of Small Business Issuer as Specified in Its Charter)


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                       NATIONAL TAX CREDIT PARTNERS, L.P.

                                  BALANCE SHEET

                                  JUNE 30, 2004
                                   (Unaudited)
                                 (in thousands)


                           Assets

Investments in limited partnerships (Note 2)                               $ 1,285
Restricted cash (Note 2)                                                        10
Advances to limited partnerships (Note 2)                                       20

       Total assets                                                        $ 1,315

       Liabilities and Partners' Capital (Deficiency)

Liabilities:
   Accounts payable and accrued expenses                                   $    95
   Accrued fees due to affiliates (Note 3)                                      81

Contingencies (Note 4)

Partners' capital (deficiency):
   General partner                                           $  (508)
   Limited partners                                            1,647         1,139

      Total liabilities and partners' capital (deficiency)                 $ 1,315


                See Accompanying Notes to Financial Statements


                       NATIONAL TAX CREDIT PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                                  (Unaudited)
                    (in thousands, except per interest data)


                                                 Three Months Ended         Six Months Ended
                                                      June 30,                  June 30,
                                                 2004         2003         2004          2003
Revenues:
Interest income                                $    --     $     4      $    --       $     4

Operating expenses:
  Management fees - partners (Note 3)               74         114          148           227
  General and administrative (Note 3)               25          42           44            52
  Legal and accounting                              32          54           55            92
        Total operating expenses                   131         210          247           371

Loss from Partnership operations                  (131)       (206)        (247)         (367)
Gain on sale of limited
 partnership interests (Note 2)                     --       1,246           --         3,216
Gain on extinguishment of debt (Note 2)             --         267           --           267
Distributions from limited partnerships
  recognized as income (Note 2)                     58          58           60            59
Advances to limited partnerships
 charged to expense (Note 2)                       (89)        (19)         (97)          (51)
Equity in loss of limited partnerships
  and amortization of acquisition
    costs (Note 2)                                 (28)       (116)         (71)         (172)
Net (loss) income                              $  (190)    $ 1,230      $  (355)      $ 2,952

Net (loss) income allocated to general
  partner (1%)                                 $    (2)    $    12      $    (4)      $    30
Net (loss) income allocated to limited
  partners (99%)                                  (188)      1,218         (351)        2,922

                                               $  (190)    $ 1,230      $  (355)      $ 2,952
Net (loss) income per limited
  partnership interest                         $ (7.87)    $ 50.96      $(14.69)      $122.26


                See Accompanying Notes to Financial Statements


                       NATIONAL TAX CREDIT PARTNERS, L.P.

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

                                   (Unaudited)
                      (in thousands, except interest data)

                                     General       Limited
                                    Partners       Partners         Total

Partnership interests                               23,899

Partners' capital (deficiency),
  December 31, 2003                   $(504)       $ 1,998         $ 1,494

Net loss for the six months
  ended June 30, 2004                    (4)          (351)           (355)

Partners' capital (deficiency),
  June 30, 2004                       $(508)       $ 1,647         $ 1,139


                See Accompanying Notes to Financial Statements


                       NATIONAL TAX CREDIT PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)

                                                                        Six Months Ended
                                                                            June 30,
                                                                       2004           2003
Cash flows from operating activities:
  Net (loss) income                                                $   (355)       $  2,952
  Adjustments to reconcile net (loss) income to net cash
   used in operating activities:
     Gain on sale of limited partnership interests                       --          (3,216)
     Gain on extinguishment of debt                                      --            (267)
     Equity in loss of limited partnerships and amortization
      of acquisition costs                                               71             172
     Advances to limited partnership charged to expense                  97              51
     Changes in accounts:
      Restricted cash                                                   (10)             --
      Accounts payable and accrued expenses                              42             121
      Accrued fees due to partners                                       81          (2,654)
         Net cash used in operating activities                          (74)         (2,841)

Cash flows from investing activities:
  Proceeds from sale of limited partnership interests                    --           3,216
  Distributions from limited partnerships recognized as a
   reduction of investment balance                                       49              --
  Advances to limited partnerships                                     (107)           (264)
         Net cash (used in) provided by investing
              activities                                                (58)          2,952

Net (decrease) increase in cash and cash equivalents                   (132)            111
Cash and cash equivalents, beginning of period                          132             538

Cash and cash equivalents, end of period                          $      --       $     649

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2004, and the results of operations for the three and six months ended June 30, 2004 and 2003, respectively.

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

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No adjustments for impairment of value were recorded during the six months ended June 30, 2004 and 2003.

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

Recent Accounting Pronouncements

In January 2003 and revised in December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply for financial statements for periods ending after December 15, 2004.

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

The Partnership currently holds limited partnership interests in 20 Local Partnerships, located in 12 states. At June 30, 2004, the Local Partnerships own residential projects consisting of 1,372 apartment units. The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

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

As of June 30, 2004, the investment balance in 14 of the 20 Local Partnerships had been reduced to zero.

At times, advances are made to the Local Partnerships in order to preserve the ability to receive applicable Tax Credits. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships. Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the six months ended June 30, 2004, approximately $107,000 was advanced to the Local Partnerships, approximately $97,000 of which was recognized as expense on the accompanying statement of operations. During the six months ended June 30, 2003, approximately $264,000 was advanced to the Local Partnerships, approximately $51,000 of which was recognized as expense on the accompanying statement of operations.

The following is a summary of the investments in Local Partnerships for the six months ended June 30, 2004 (in thousands):

           Investment balance, beginning of period           $ 1,405
           Distributions recognized as reduction of
             investment balance                                  (49)
           Equity in losses of limited partnerships              (69)
           Amortization of acquisition costs                      (2)
           Investment balance, end of period                 $ 1,285

The  following  are  estimated   unaudited   condensed  combined  statements  of
operations for the three and six months ended June 30, 2004 and 2003 for the Local Partnerships in which the Partnership has investments (in thousands):

                                          Three Months Ended       Six Months Ended
                                               June 30,                June 30,
                                           2004        2003        2004        2003
                                                    (Restated)              (Restated)
Revenues
  Rental and other                        $ 1,848     $ 2,097    $ 3,670     $ 3,896
Expenses
  Depreciation                                374         589        748         944
  Interest                                    702         784      1,404       1,553
  Operating                                   963       1,210      2,178       2,310
                                            2,039       2,583      4,330       4,807
Loss from continuing operations              (191)       (486)      (660)       (911)
Loss from discontinued operations              --        (102)        --        (388)
Net loss                                  $ (191)     $ (588)     $ (660)    $(1,299)

Summit I, II and III

The local general partner is currently attempting to negotiate discounted payments and/or payment plans for outstanding property taxes and judgment liens which, if unsuccessful, could result in foreclosure proceedings on all three properties. The Partnership's investment in Summit I, Summit II and Summit III is zero as of June 30, 2004.

Terrace Gardens

During the six months ended June 30, 2003, the Partnership sold, with the requisite recapture bond, its interest in Terrace Gardens Limited Partnership and realized a gain of approximately $1,970,000. The gain is equal to the net proceeds received by the Partnership as the Partnership had no remaining investment related to the Local Partnership.

Victorian Park

In May 2003, the Partnership sold its interest in Victorian Park, with the requisite recapture bond, to an unrelated third party. The Partnership recognized a gain of approximately $1,246,000 during the three and six months ended June 30, 2003, which is equal to the net proceeds received by the Partnership, as the Partnership had no remaining investment related to the Local Partnership.

Blue Lake

 Pursuant to the terms of a loan workout relating to the Blue Lake Local Partnership, dated March 25, 1995 (the "Workout"), the Partnership was required to contribute an additional $266,841 to the Blue Lake Local Partnership over a ten year period. In exchange, the debt service on the property was made payable out of net cash flow. No payments were made since 1998 and a dispute arose as to whether the Local Partnership was in default under the Workout. During 2003, the parties finalized the terms of a new agreement that provided for the extinguishment of the aforementioned liability while admitting the lender's affiliates to the Local Partnership as a 95% limited partner. In accordance with the new agreement, the Partnership was scheduled to retain a 5% limited partnership interest until 2006, at which time, all of the Partnership's interests were scheduled to be conveyed to the remaining partners. In May 2003, the property was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership has filed an action against the general partner of the Local Partnership. The Partnership's investment in the Blue Lake Local Partnership at June 30, 2004 was zero. Under the terms of the Partnership Agreement, the Partnership is not subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns.

Rose City Village

In May 2003, the property owned by the Local Partnership was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. Subsequent to June 30, 2004, the Partnership filed an action against the general partner of the Local Partnership. Under the terms of the Partnership Agreement, the Partnership is not subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns. The Partnership had no investment in this Local Partnership at June 30, 2004.

Genoa Plaza

In June 2004, NTC, Inc. withdrew as the Local Operating General Partner and was simultaneously re-admitted as a special limited partner. The replacement local operating general partner is not an affiliated party of the Partnership. In accordance with this change in local operating general partner, the new local operating general partner deposited $10,000 into a reserve account to be controlled by the Partnership. The funds in the reserve account are to be used to pay operating deficits during the Tax Credit Compliance period. In addition at any time after January 1, 2005, the new local operating general partner has the right but not the obligation to purchase the Local Partnership property at the established fair market value or purchase the Partnership's and NTC, Inc.'s interest at a price equal to the amount each would have received upon a sale of the Local Partnership property at the established fair market value.

NOTE 3 - TRANSACTIONS WITH AFFILIATED PARTIES

Under  the  terms  of  the  Amended  and  Restated   Agreement  of  the  Limited
Partnership, the Partnership is obligated to pay the General Partner the following fees:

(a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner. For the six months ended June 30, 2004 and 2003, approximately $148,000 and $227,000, respectively, have been expensed. At June 30, 2004, approximately $73,000 is owed to the General Partner and is included in accrued fees due to affiliates.

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

(c) The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $25,000 for each of the six months ended June 30, 2004 and 2003 and is included in general and administrative expenses. At June 30, 2004, approximately $8,000 is owed to NAPICO and is included in accrued fees due to affiliates.

NTC, or another affiliate of the General Partner, is the Local Operating General Partner in 10 of the Partnership's 20 Local Partnerships at June 30, 2004. During the six months ended June 30, 2004, NTC, Inc. withdrew as the Local Operating General Partner of Genoa Plaza Limited Partnership and was simultaneously re-admitted as a special limited partner. In addition, NTC is either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner managed two and three properties owned by the Local Partnerships during the six months ended June 30, 2004 and 2003, respectively. The Local Partnerships pay the affiliate property management fees in the amount of 5 percent of their gross rental revenues. The amounts paid were approximately $34,000 and $52,000 for the six months ended June 30, 2004 and 2003, respectively.

NOTE 4 - CONTINGENCIES

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

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

The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees.

Liquidity and Capital Resources

It is not expected that any of the Local Partnerships in which the Partnership invested will generate cash from operations sufficient to provide distributions to the Limited Partners. Such cash from operations, if any, would first be used to meet operating expenses of the Partnership. The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner. The Partnership's cash reserves as of June 30, 2004 were less than $1,000. In order to replenish the Partnership's reserves, the Partnership intends to generate additional cash from sales and refinancings of certain properties owned by Local Partnerships.

Cash and cash equivalents are on deposit with a financial institution earning interest at market rates. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

During the six months ended June 30, 2003, the Partnership received approximately $1,970,000 in net proceeds from the sale of its interest in Terrace Gardens. The gain on sale of limited partnership interest is equal to the net proceeds received, as the Partnership had no remaining investment related to this Local Partnership.

During the six months ended June 30, 2003, the Partnership received approximately $1,246,000 in net proceeds from the sale of its interest in Victorian Park. The gain on sale of limited partnership interest is equal to the net proceeds received, as the Partnership had no remaining investment related to this Local Partnership.

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

Results of Operations

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method, with the exception of one Local Partnership, which is accounted for using the cost method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to providing additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balances until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships. During the six months ended June 30, 2004 and 2003, the Partnership recognized equity in loss of approximately $71,000 and $172,000, respectively, from Local Partnerships.

At June 30, 2004, the investment balance in 14 of the 20 Local Partnerships had been reduced to zero.

The Partnership's revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships. Interest income was less than $1,000 for the six months ended June 30, 2004. Interest income was approximately $4,000 for the six months ended June 30, 2003.

An annual management fee is payable to the General Partner of the Partnership and is calculated at 0.5 percent of the Partnership's invested assets. The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $148,000 and $227,000 for the six months ended June 30, 2004 and 2003, respectively. The decrease in management fees is a result of the sales of limited partnership interests which reduced the balance of the Partnership's invested assets.

Operating  expenses,  exclusive  of the  management  fee,  consist  of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $55,000 and $92,000 for the six months ended June 30, 2004 and 2003, respectively. The decrease in legal and accounting expenses is primarily due to costs associated with the sale of interests in Local Partnerships during 2003 and the litigation disclosed in the Partnership's annual report on Form 10-KSB for the year ended December 31, 2003. General and administrative expenses were approximately $44,000 and $52,000 for the six months ended June 30, 2004 and 2003, respectively. The decrease in general and administrative expenses is due to a decrease in the costs associated with the preparation and filing of the Partnership's quarterly and annual financial statements.

At times, advances are made to the Local Partnerships in order to preserve the ability to receive applicable Tax Credits. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships. Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the six months ended June 30, 2004, approximately $107,000 was advanced to the local partnerships, approximately $97,000 of which was recognized as expenses on the accompanying statements of operations. During the six months ended June 30, 2003, approximately $264,000 was advanced to the Local Partnerships, approximately $51,000 of which was recognized as expense on the accompanying statements of operations.

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

Summit I, II and III

The local general partner is currently attempting to negotiate discounted payments and/or payment plans for outstanding property taxes and judgment liens which, if unsuccessful, could result in foreclosure proceedings on all three properties. The Partnership's investment in Summit I, Summit II and Summit III is zero as of June 30, 2004.

Terrace Gardens

During the six months ended June 30, 2003, the Partnership sold, with the requisite recapture bond, its interest in Terrace Gardens Limited Partnership and realized a gain of approximately $1,970,000. The gain is equal to the net proceeds received by the Partnership as the Partnership had no remaining investment related to the Local Partnership.

Victorian Park

On May 16, 2003, the Partnership sold its interest in Victorian Park, with the requisite recapture bond, to an unrelated third party. The Partnership recognized a gain of approximately $1,246,000 during the three and six months ended June 30, 2003, which is equal to the net proceeds received by the Partnership, as the Partnership had no remaining investment related to the Local Partnership at the time of the sale.

Blue Lake

 Pursuant to the terms of a loan workout relating to the Blue Lake Local Partnership, dated March 25, 1995 (the "Workout"), the Partnership was required to contribute an additional $266,841 to the Blue Lake Local Partnership over a ten year period. In exchange, the debt service on the property was made payable out of net cash flow. No payments were made since 1998 and a dispute arose as to whether the Local Partnership was in default under the Workout. During 2003, the parties finalized the terms of a new agreement that provided for the extinguishment of the aforementioned liability while admitting the lender's affiliates to the Local Partnership as a 95% limited partner. In accordance with the new agreement, the Partnership was scheduled to retain a 5% limited partnership interest until 2006, at which time, all of the Partnership's interests were scheduled to be conveyed to the remaining partners. In May 2003, the property was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership has filed an action against the general partner of the Local Partnership. The Partnership's investment in the Blue Lake Local Partnership at June 30, 2004 was zero. Under the terms of the Partnership Agreement, the Partnership is not subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns.

Rose City Village

In May 2003, the property owned by the Local Partnership was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. Subsequent to June 30, 2004, the Partnership filed an action against the general partner of the Local Partnership. Under the terms of the Partnership Agreement, the Partnership is not subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns. The Partnership had no investment in this Local Partnership at June 30, 2004.

Genoa Plaza

In June 2004, NTC, Inc. withdrew as the Local Operating General Partner and was simultaneously re-admitted as a special limited partner. The replacement local operating general partner is not an affiliated party of the Partnership. In accordance with this change in local operating general partner, the new local operating general partner deposited $10,000 into a reserve account to be controlled by the Partnership. The funds in the reserve account are to be used to pay operating deficits during the Tax Credit Compliance period. In addition at any time after January 1, 2005, the new local operating general partner has the right but not the obligation to purchase the Local Partnership property at the established fair market value or purchase the Partnership's and NTC, Inc.'s interest at a price equal to the amount each would have received upon a sale of the Local Partnership property at the established fair market value.

Other

AIMCO and its affiliates owned 437 limited partnership interests in the Partnership representing 1.83% of the outstanding interests at June 30, 2004. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Recent Accounting Pronouncements

In January 2003 and revised in December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply for financial statements for periods ending after December 15, 2004.

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

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

    (a)     Exhibits:

            See Exhibit Index.

    (b)     Reports on Form 8-K:

            None filed during the quarter ended June 30, 2004.

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


                                    Date: August 16, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and


      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date:  August 16, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and


      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date:  August 16, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002




In connection with the Quarterly Report on Form 10-QSB of National Tax Credit Partners, L.P. (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:


      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  August 16, 2004


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  August 16, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.