Form 10KSB
period 2004-12-31
NATIONAL TAX CREDIT PARTNERS L P
filed 2005-04-15
CIK 847415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-KSB
(Mark One)
[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934


                 For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the transition period from _________to _________

                         Commission file number 0-18541

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Partnership's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  None

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The following is a schedule of the occupancy status as of December 31, 2004 and 2003, of the Apartment Complexes owned by Local Partnerships in which NTCP is a limited partner.

                    SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
                             IN WHICH NTCP HAS AN INVESTMENT
                                    DECEMBER 31, 2004

                                              Units
                                          Amortized For  Percentage of   Percentage of
                                              Rental      Total Units     Total Units
                                No. of    Assistance        Occupied       Occupied
                                             Under
     Name and Location          Units       Section 8         2004           2003

Apple Tree
Brigham City, UT                  24            --            95%             99%

ComFed Qualified
Omaha, NE                        116            --            92%             92%

Countryview/Columbus (A)
Canal Winchester, OH             152            --            50%             65%

Dickens (A)
Chicago, IL                       34            34            95%             97%

Genoa Plaza
Genoa City, WI                    48            --            52%             85%

Glenark
Woonsocket, RI                    67            --            99%             98%

Grand Meadows
Grand Blanc, MI                   64            --            89%             88%

Grinnell Park
Grinnell, IA                      24            24            74%             88%

Kimberly Court
Seward, AK                        24            --            92%             87%

Mountain View - I (B)
Sante Fe, NM                      120            --            96%            92%

Mountain View - II (B)
Sante Fe, NM                      159            28            97%            95%

North Liberty
North Liberty, IA                  24            24            77%            91%

Rolling Hills
Santoga, PA                       232           232            99%           100%

Summit I - Wallace
Philadelphia, PA                   17            --            98%           100%

Summit II - Bergdoll
Philadelphia, PA                    9            --            92%            98%

Summit III - Chandler
Philadelphia, PA                   25            --            96%            90%

Torres de Plata I
Toa Alta, PR                       72            --            75%            92%

Tyrone Elderly
Tyrone, PA                        100           100            93%            96%

Vinton/Park School
Omaha, NE                          44            --            42%            72%

TOTAL                           1,355           442

(A) Property sold subsequent to December 31, 2004.

(B) Limited Partnership interest sold subsequent to December 31, 2004.

Ownership Percentages

The following table details the Partnership ownership percentages of the Local Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Partnerships as of December 31, 2004.

                                                                Original
                                                                Cost of
                                             NTCP Percentage    Ownership    Mortgage
Partnership Name                                Interest         Interest      Notes
                                                                   (in thousands)
Apple Tree                                         99%        $    224       $    874
Countryview/Columbus                                5%           3,110          3,064
Dickens                                            99%             554          1,197
Genoa Plaza                                        20%             362          1,303
Glenark                                            5%            3,200            (A)
Grand Meadows                                    98.90%          1,585          1,798
Grinnell Park                                      99%             192            579
Kimberly Court                                     99%             323          1,451
Mountain View-I                                  18.99%          1,655          2,976
Mountain View-II                                 18.99%          2,192          3,964
North Liberty                                      99%             144            586
Rolling Hills                                      99%             185          4,056
Summit I                                           99%           1,550            (A)
Summit II                                          99%             603            (A)
Summit III                                         99%           1,985            (A)
Torres de Plata I                                  99%             620         2,960
Tyrone Elderly                                     99%             850         2,538
Vinton/Park School                                 99%           1,147            (A)
Total - December 31, 2004                                      $20,481       $27,346

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

ITEM 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the limited partners through the solicitation of proxies or otherwise during the quarter ended December 31, 2004.

                                     PART II

     ITEM 5. Market for the Registrant's Partnership Interests and Related
                               Partnership Matters

The Limited Partnership Interests ("LPI") are not traded on a public exchange but were sold through a public offering managed by PaineWebber Incorporated. It is not anticipated that any active public market will develop for the purchase and sale of any Limited Partnership Interest, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited Partnership Interests may not be transferred but can be assigned only if certain requirements in the Partnership Agreement are satisfied. At December 31, 2004, there were 3,667 registered holders of 23,899 Limited Partnership Interests in NTCP. The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Partnerships and then such distributions, if any, may be limited. Distributions have not been made from the inception of the Partnership to December 31, 2004.

AIMCO and its affiliates owned 437 limited partnership interests in the Partnership representing 1.83% of the outstanding interests at December 31, 2004. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General
Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Liquidity and Capital Resources

It is not expected that any of the Local Partnerships in which the Partnership invested will generate cash from operations sufficient to provide distributions to the Limited Partners. Such cash from operations, if any, would first be used to meet operating expenses of the Partnership. The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner. The Partnership's cash reserves as of December 31, 2004 were less than $1,000. In order to replenish the Partnership's reserves, the Partnership intends to generate additional cash from sales and refinancings of certain properties owned by Local Partnerships.

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

Subsequent to December 31, 2004, the Partnership sold its remaining limited partnership interests in Mountain View I and II for approximately $550,000. After applying the proceeds received against advances receivable and the Partnership's investment in these Local Partnerships, the Partnership is expected to recognize a gain of approximately $404,000 during 2005.

Subsequent to December 31, 2004, the Local Operating General Partner of Countryview Columbus sold the property to a third party. After the repayment of the mortgage encumbering the property and accounts payable, the Local Partnership repaid the Partnership for advances of approximately $66,000 made subsequent to December 31, 2004 and approximately $206,000 made during 2004. The Partnership had no investment in this Local Partnership at December 31, 2004.

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

Results of Operations

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Partnership's losses and distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to providing additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balances until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships. During the years ended December 31, 2004 and 2003, the Partnership recognized equity in loss of approximately $116,000 and $242,000, respectively, from Local Partnerships. During the years ended December 31, 2004 and 2003, the Partnership recognized amortization of acquisition costs of approximately $15,000 and $7,000, respectively. During the years ended December 31, 2004 and 2003, the Partnership did not recognize equity in loss of approximately $837,000 and $1,286,000, respectively, as the Partnership's investment in certain Local Partnerships had been reduced to zero.

At December 31, 2004, the investment balance in 13 of the 19 Local Partnerships had been reduced to zero.

The Partnership's revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships.

An annual management fee is payable to the General Partner of the Partnership and is calculated at 0.5 percent of the original invested assets of the remaining partnerships. The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $299,000 and $454,000 for the years ended December 31, 2004 and 2003, respectively. The decrease in the management fee is a result of the sales of limited partnership interests and the sales of properties owned by Local Partnerships, which reduced the balance of the Partnership's invested assets.

Operating  expenses,  exclusive  of the  management  fee,  consist  of legal and accounting fees for services rendered to the Partnership, general and administrative expenses, and interest expense on advances from the General Partner. Legal and accounting fees were approximately $110,000 and $142,000 for the years ended December 31, 2004 and 2003, respectively. The increase in legal and accounting expenses is primarily due to costs associated with the litigation involving Blue Lake and Rose City Village (as discussed below). General and administrative expenses were approximately $73,000 and $122,000 for the years ended December 31, 2004 and 2003, respectively. The decrease in general and administrative expenses is due to a decrease in the costs associated with the preparation and filing of the Partnership's quarterly and annual financial statements.

During the year ended December 31, 2003 an impairment charge of approximately $182,000 was recognized as a result of the Partnership's loss of investment in Rose City Village (as discussed below).

At times, advances are made to the Local Partnerships in order to preserve the ability to receive applicable Tax Credits. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships. Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the year ended December 31, 2004, approximately $286,000 was advanced to the Local Partnerships, approximately $71,000 of which was recognized as expense on the statements of operations included in "Item 7. Financial Statements". During the year ended December 31, 2003, approximately $416,000 was advanced to the Local Partnerships, of which approximately $406,000 was recognized as expense on the statements of operations included in "Item 7. Financial Statements".

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

The Partnership, as a limited partner in the Local Partnerships in which it has invested, is subject to the risks incident to the management and ownership of improved real estate. The Partnership's investments are also subject to adverse general economic conditions, and accordingly, the status of the national economy, including substantial unemployment and concurrent inflation, could increase vacancy levels, rental payment defaults, and operating expenses, which in turn, could substantially increase the risk of operating losses for the Apartment Complexes.

Blue Lake

Pursuant to the terms of a loan workout relating to the Blue Lake Local Partnership, dated March 25, 1995 (the "Workout"), the Partnership was required to contribute an additional $266,841 to the Blue Lake Local Partnership over a ten year period. In exchange, the debt service on the property was made payable out of net cash flow. No payments were made since 1998 and a dispute arose as to whether the Local Partnership was in default under the Workout. During the year ended December 31, 2003, the parties finalized the terms of a new agreement that provided for the extinguishment of the aforementioned liability while admitting the lender's affiliates to the Local Partnership as a 95% limited partner. As a result, the Partnership recognized a gain on the extinguishment of debt of approximately $267,000 for the year ended December 31, 2003. In accordance with the new agreement, the Partnership was scheduled to retain a 5% limited partnership interest until 2006, at which time, all of the Partnership's interests were scheduled to be conveyed to the remaining partners. In May 2003, the property was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership has filed an action against the general partner of the Local Partnership. The Partnership's investment in the Blue Lake Local Partnership at December 31, 2004 was zero. Under the terms of the Partnership Agreement, the Partnership is not subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective tax returns.

Summit I, II and III

The local general partner is currently attempting to negotiate discounted payments and/or payment plans for outstanding property taxes and judgment liens which, if unsuccessful, could result in foreclosure proceedings on all three properties. The Partnership's investment in Summit I, Summit II and Summit III is zero as of December 31, 2004.

Terrace Gardens

During the year ended December 31, 2003, the Partnership sold, with the requisite recapture bond, its interest in Terrace Gardens Limited Partnership and realized a gain of approximately $1,970,000. The gain is equal to the net proceeds received by the Partnership as the Partnership had no remaining investment related to the Local Partnership.

Victorian Park

On May 16, 2003, the Partnership sold, with the requisite recapture bond, Victorian Park to a third party. The Partnership recognized a gain of approximately $1,361,000 during the year ended December 31, 2003, which is equal to the net proceeds received by the Partnership as the Partnership had no remaining investment related to the Local Partnership.

Rose City Village

In May 2003, the property owned by the Local Partnership was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. As a result, the Partnership recognized an impairment loss of approximately $182,000 during the year ended December 31, 2003, reducing the investment balance to zero. The Partnership has filed an action against the general partner of the Local Partnership. Under the terms of the Partnership Agreement, the Partnership is not subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns. The Partnership had no investment in this Local Partnership at December 31, 2004.

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

Paris Hotel

In November 2004, the Local Operating General Partner acquired the Partnership's interest in the Local Partnership. The Partnership had no remaining investment in this Local Partnership.

Other

AIMCO and its affiliates owned 437 limited partnership interests in the Partnership representing 1.83% of the outstanding interests at December 31, 2004. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General
Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Recent Accounting Pronouncements

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" (or "FIN 46") and applied its requirements to all Local Partnerships in which the Partnership held a variable interest. FIN 46 addresses the consolidation by business enterprises of variable interest entities. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. The primary beneficiary generally is the entity that will receive a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both.

Upon adoption of FIN 46, the Partnership determined it held variable interests in nine VIE's for which the Partnership was not the primary beneficiary. Those nine VIE's consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of nine apartment properties with a total of 564 units. The Partnership is involved with those VIE's as a non-controlling limited partner equity holder. The Partnership's maximum exposure to loss as a result of its involvement with unconsolidated VIE's is limited to the Partnership's recorded investments in and receivables from those VIE's, which was approximately $899,000 at December 31, 2004. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Subsequent to December 31, 2004, one Local Partnership classified as a VIE sold its investment property, consisting of 152 units, and the Partnership lost its interest in the VIE.

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

ITEM 7.    Financial Statements


NATIONAL TAX CREDIT PARTNERS, L.P.

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2004

Statements of Operations - Years ended December 31, 2004 and 2003

Statements of Changes in Partners' Capital (Deficiency) - Years ended December 31, 2004 and 2003

Statements of Cash Flows - Years ended December 31, 2004 and 2003

Notes to Financial Statements

           Report of Independent Registered Public Accounting Firm


The Partners
National Tax Credit Partners, L.P.


We have audited the accompanying balance sheet of National Tax Credit Partners, L.P. as of December 31, 2004, and the related statements of operations, partners' capital (deficiency) and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent nine percent of the total assets of the Partnership as of December 31, 2004 and the equity in the loss of these limited partnerships represents less than one percent of the total net (loss) income of the Partnership for each of the years ended December 31, 2004 and 2003, respectively. The investee information for these limited partnerships is included in Notes 2 and 6. The financial statements of these limited partnerships were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of National Tax Credit Partners, L.P. as of December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.



                                                          /s/Ernst & Young LLP
Greenville, South Carolina
April 14, 2005

                       NATIONAL TAX CREDIT PARTNERS, L.P.

                                  BALANCE SHEET

                                December 31, 2004
                                 (in thousands)



                            Assets

Investments in limited partnerships (Note 2)                                 $ 1,223
Restricted cash (Note 2)                                                          10
Advances to limited partnerships (Note 2)                                        215

       Total assets                                                          $ 1,448

         Liabilities and partners' capital (deficiency)

Liabilities:
   Accounts payable and accrued expenses                                       $ 124
   Due to General Partner (Note 3)                                               197
   Accrued fees due to affiliates (Note 3)                                       259
Contingencies (Note 5)

Partners' capital (deficiency)
   General partner                                                $ (510)

   Limited partners                                                1,378         868

       Total liabilities and partners' capital (deficiency)                  $ 1,448


                See Accompanying Notes to Financial Statements

                       NATIONAL TAX CREDIT PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS
                    (in thousands, except per interest data)


                                                                 Years Ended
                                                                 December 31,
                                                              2004         2003
   Revenues:
     Interest income                                        $     --     $      7

   Operating expenses:
     Management fees - partners (Note 3)                         299          454
     Legal and accounting                                        110          142
     General and administrative (Note 3)                          73          122
     Interest (Note 3)                                             3           --
          Total operating expenses                               485          718

   Loss from Partnership operations                             (485)        (711)
   Gain on sale of limited partnership interests
     (Note 2)                                                     --        3,331
   Impairment loss (Note 2)                                       --         (182)
   Distributions from limited partnerships recognized
     as income (Note 2)                                           61          54
   Advances to limited partnerships charged to expense
     (Note 2)                                                    (71)        (406)
   Gain on extinguishment of debt (Note 2)                        --          267
   Equity in loss of limited partnerships and
     amortization of acquisition costs (Note 2)                 (131)        (249)

   Net (loss) income                                        $   (626)    $  2,104

   Net (loss) income allocated to general partner (1%)      $     (6)    $     21
   Net (loss) income allocated to limited partners (99%)        (620)       2,083
                                                            $   (626)    $  2,104

   Net (loss) income per limited partnership interest       $ (25.94)    $  87.16

                See Accompanying Notes to Financial Statements

                       NATIONAL TAX CREDIT PARTNERS, L.P.

           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

                     (in thousands, except interest data)


                                     Special
                                      Limited      General        Limited
                                      Partner      Partner        Partners         Total

Partnership interests                                              23,899

Partners' capital (deficiency),
   December 31, 2002                 $     1       $ (525)        $   (86)      $  (610)

Abandonment of interest (Note 1)          (1)          --               1            --

 Net income for the year ended
   December 31, 2003                      --           21           2,083         2,104

Partners' capital (deficiency),
   December 31, 2003                      --         (504)          1,998         1,494

Net loss for the year ended
  December 31, 2004                       --           (6)           (620)         (626)

Partners' capital (deficiency),
  December 31, 2004                  $    --      $  (510)        $ 1,378      $    868

                See Accompanying Notes to Financial Statements

                       NATIONAL TAX CREDIT PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                 (in thousands)




                                                                         Years Ended
                                                                        December 31,
                                                                     2004           2003
Cash flows from operating activities:
  Net (loss) income                                                 $ (626)       $ 2,104
  Adjustments to reconcile net (loss) income to net cash
   used in operating activities:
     Gain on extinguishment of debt                                      --          (267)
     Equity in loss of limited partnerships and
      amortization of acquisition costs                                 131           249
     Advances to limited partnerships charged to expense                 71           406
     Impairment loss                                                     --           182
     Gain on sale of limited partnership interests                       --        (3,331)
     Changes in accounts:
      Restricted cash                                                   (10)           --
      Accrued fees due to affiliates                                    259        (2,654)
      Accounts payable and accrued expenses                              71           (12)
      Due to General Partner                                              3            --

         Net cash used in operating activities                         (101)       (3,323)

Cash flows from investing activities:
  Advances to limited partnerships                                     (286)         (416)
  Proceeds from sale of partnership interests                            --         3,331
  Repayment of advances to limited partnerships                          10            --
  Distributions from limited partnerships recognized as a
     reduction of investment balance                                     51             2
         Net cash (used in) provided by investing activities           (225)        2,917

Cash flows provided by financing activities:
 Advances from General Partner                                          194            --

Net decrease in cash and cash equivalents                              (132)         (406)
Cash and cash equivalents, beginning of year                            132           538

Cash and cash equivalents, end of year                               $ --          $ 132


                See Accompanying Notes to Financial Statements

                       NATIONAL TAX CREDIT PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

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

 Cash and Cash Equivalents

Cash and cash equivalents include cash and money market mutual funds. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include less than $1,000 at December 31, 2004 that are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

 Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. During the year ended December 31, 2003, an impairment charge of approximately $182,000 was recognized with respect to the investment in Rose City Village (see Note 2). No adjustments for impairment of value were recorded during the year ended December 31, 2004.

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

 Recent Accounting Pronouncements

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" (or "FIN 46") and applied its requirements to all Local Partnerships in which the Partnership held a variable interest. FIN 46 addresses the consolidation by business enterprises of variable interest entities. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. The primary beneficiary generally is the entity that will receive a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both.

Upon adoption of FIN 46, the Partnership determined it held variable interests in nine VIE's for which the Partnership was not the primary beneficiary. Those nine VIE's consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of nine apartment properties with a total of 564 units. The Partnership is involved with those VIE's as a non-controlling limited partner equity holder. The Partnership's maximum exposure to loss as a result of its involvement with unconsolidated VIE's is limited to the Partnership's recorded investments in and receivables from those VIE's, which was approximately $899,000 at December 31, 2004. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Subsequent to December 31, 2004, one Local Partnership classified as a VIE sold its investment property, consisting of 152 units, and the Partnership lost its interest in the VIE.

 Note 2 - Investments in Limited Partnerships

At December 31, 2004, the Partnership holds limited partnership interests in 19 Local Partnerships, located in 11 states. At December 31, 2004, the Local Partnerships own residential projects consisting of 1,355 apartment units. Subsequent to December 31, 2004, properties or interests in three Local Partnerships consisting of 465 apartment units were sold - see Note 7. The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

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

As of December 31, 2004, the investment balance in 13 of the 19 Local Partnerships had been reduced to zero.

At times, advances are made to the Local Partnerships in order to preserve the ability to receive applicable Tax Credits. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships. Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the year ended December 31, 2004, approximately $286,000 was advanced to the Local Partnerships, approximately $71,000 of which was recognized as expense on the accompanying statements of operations. During the year ended December 31, 2003, approximately $416,000 was advanced to the Local Partnerships, of which approximately $406,000 was recognized as expense on the accompanying statements of operations.

 The following is a summary of the investments in Local Partnerships for the year ended December 31, 2004 (in thousands):

Investment balance, beginning of year                           $ 1,405
Equity in losses of limited partnerships                           (116)
Amortization of acquisition costs                                   (15)
Distributions recognized as reduction of investment
  balance                                                           (51)
Investment balance, end of year                                 $ 1,223

 The difference between the investment per the accompanying balance sheet at December 31, 2004 and the equity per the Local Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Partnerships, the Partnership's recording of capital contributions payable to the Local Partnerships in its investment balance, costs capitalized to the investment account, cumulative distributions recognized as income and the recognition of impairment losses.

Blue Lake

Pursuant to the terms of a loan workout relating to the Blue Lake Local Partnership, dated March 25, 1995 (the "Workout"), the Partnership was required to contribute an additional $266,841 to the Blue Lake Local Partnership over a ten year period. In exchange, the debt service on the property was made payable out of net cash flow. No payments were made since 1998 and a dispute arose as to whether the Local Partnership was in default under the Workout. During the year ended December 31, 2003, the parties finalized the terms of a new agreement that provided for the extinguishment of the aforementioned liability while admitting the lender's affiliates to the Local Partnership as a 95% limited partner. As a result, the Partnership recognized a gain on the extinguishment of debt of approximately $267,000 for the year ended December 31, 2003. In accordance with the new agreement, the Partnership was scheduled to retain a 5% limited partnership interest until 2006, at which time, all of the Partnership's interests were scheduled to be conveyed to the remaining partners. In May 2003, the property was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership has filed an action against the general partner of the Local Partnership. The Partnership's investment in the Blue Lake Local Partnership at December 31, 2004 was zero. Under the terms of the Partnership Agreement, the Partnership is not subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective tax returns.

Summit I, II and III

The local general partner is currently attempting to negotiate discounted payments and/or payment plans for outstanding property taxes and judgment liens which, if unsuccessful, could result in foreclosure proceedings on all three properties. The Partnership's investment balance in Summit I, Summit II and Summit III is zero as of December 31, 2004.

Terrace Gardens

During the year ended December 31, 2003, the Partnership sold, with the requisite recapture bond, its interest in Terrace Gardens Limited Partnership and realized a gain of approximately $1,970,000. The gain is equal to the net proceeds received by the Partnership as the Partnership had no remaining investment related to the Local Partnership.

Victorian Park

On May 16, 2003, the Partnership sold, with the requisite recapture bond, Victorian Park to a third party. The Partnership recognized a gain of approximately $1,361,000 during the year ended December 31, 2003, which is equal to the net proceeds received by the Partnership as the Partnership had no remaining investment related to the Local Partnership.

Rose City Village

In May 2003, the property owned by the Local Partnership was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. As a result, the Partnership recognized an impairment loss of approximately $182,000 during the year ended December 31, 2003, reducing the investment balance to zero. The Partnership has filed an action against the general partner of the Local Partnership. Under the terms of the Partnership Agreement, the Partnership is not subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns. The Partnership had no investment balance in this Local Partnership at December 31, 2004.

Genoa Plaza

In June 2004, NTC withdrew as the Local Operating General Partner and was simultaneously re-admitted as a special limited partner. The replacement local operating general partner is not an affiliated party of the Partnership. In June 2004, the Partnership's LP interest was reduced to 20% and an unaffiliated entity was admitted as the 79% limited partner. In accordance with this change in local operating general partner, the new local operating general partner deposited $10,000 into a reserve account to be controlled by the Partnership. The funds in the reserve account are to be used to pay operating deficits during the Tax Credit Compliance period. In addition at any time after January 1, 2005, the new local operating general partner has the right but not the obligation to purchase the Local Partnership property at the established fair market value or purchase the Partnership's and interest at a price equal to the amount each would have received upon a sale of the Local Partnership property at the established fair market value. The replacement local operating general partner guaranteed funding of operating deficits throughout remainder of the 15 year tax credit compliance period in consideration for its admission. The Partnership had no investment balance in this Local Partnership as of December 31, 2004.

Paris Hotel

In November 2004, the Local Operating General Partner acquired the Partnership's interest in the Local Partnership pursuant to the option it held. The Partnership had no remaining investment balance in this Local Partnership as of December 31, 2004.

 Investee Data

The Partnership's value of its investments and its equity in the income/losses and distributions from the Local Partnerships are, for certain Local Partnerships, individually not material to the overall financial position of the Partnership. The financial information from the unaudited combined financial statements of such Local Partnerships at December 31, 2004 and for each of the two years in the period then ended is presented below. The Partnership's value of its investment in the Grand Meadows II Limited Dividend Housing Association Limited Partnership, the Mountain View properties, and the Tyrone Elderly Limited Partnership (collectively, the "Material Investees") is material to its financial position and the amounts included below for these specific Local Partnerships are included on an audited basis. Mountain View properties has been audited by other auditors for 2004 and 2003 (2003 amounts have been restated to exclude the operations of Paris Hotel for which the Partnership lost its limited partnership interest on November 2004 and to exclude Vinton Park for which no information was available).

                            CONDENSED BALANCE SHEETS
                        OF THE LOCAL LIMITED PARTNERSHIPS
                                December 31, 2004
                                 (in thousands)

                                                     Material
Assets:                                              Investees   Unaudited     Total
 Land                                                 $ 1,764     $ 1,888     $ 3,652
 Buildings and improvements, net of
   accumulated depreciation                            11,160      17,434      28,594
    Other assets                                          690       2,256       2,946
Total Assets                                          $13,614     $21,578     $35,192
Liabilities and Partner's Equity (Deficit):
  Liabilities:
    Mortgages notes payable                           $11,276     $16,070     $27,346
    Other liabilities                                     568      13,482      14,050
                                                       11,844      29,552      41,396
  Partner's Equity (Deficit)                            1,770      (7,974)     (6,204)

Total Liabilities and Partners' Equity (Deficit)      $13,614     $21,578     $35,192


                                               Years Ended December 31,
                                   2004                      2003      2003
                                 Material   2004     2004   Material Unaudited  2003
                                 Investee Unaudited  Total  Investee (Restated) Total
Revenues:
  Rental and other income        $ 2,980  $ 4,034  $ 7,014 $ 2,850  $ 4,152  $ 7,002
Expenses:
  Operating expenses               1,613    2,868    4,481   1,556    2,887    4,443
  Financial expenses                 941    1,725    2,666     954    1,754    2,708
  Depreciation and amortization      518      858    1,376     518      873    1,391
      Total Expenses               3,072    5,451    8,523   3,028    5,514    8,542
Net loss                          $  (92) $(1,417) $(1,509) $ (178) $(1,362) $(1,540)


 An affiliate of the General Partner managed two and three properties owned by Local Partnerships during the years ended December 31, 2004 and 2003, respectively. The Local Partnerships pay the affiliate property management fees in the amount of 5 percent of their gross rental revenues. The amounts paid were approximately $62,000 and $85,000 for the years ended December 31, 2004 and 2003, respectively.

 Note 3 - Transactions with Affiliated Parties

 Under  the  terms  of  the  Amended  and  Restated  Agreement  of  the  Limited
Partnership, the Partnership is obligated to the General Partner for the following fees:

 (a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner. For the years ended December 31, 2004 and 2003, approximately $299,000 and $454,000, respectively, have been expensed. At December 31, 2004, approximately $223,000 is owed to the General Partner and is included in accrued fees due to affiliates. These fees were paid subsequent to December 31, 2004.

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

 (c) The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $49,000 for each of the years ended December 31, 2004 and 2003, respectively, and is included in general and administrative expenses. At December 31, 2004, approximately $36,000 is owed to NAPICO and is included in accrued fees due to affiliates.

 During the year ended December 31, 2004 the General Partner advanced approximately $194,000 to the Partnership to fund operating expenses and advances to Countryview/Columbus and Vinton/Park School. These advances bear interest at the prime rate plus 2% (7.25% at December 31, 2004). Interest expense was approximately $3,000 for the year ended December 31, 2004. At December 31, 2004 the amount of advances and accrued interest due to the General Partner is approximately $197,000 and is included in due to General Partner. There were no such advances made by the General Partner to the Partnership during the year ended December 31, 2003. Subsequent to December 31, 2004, the advances and accrued interest were repaid from proceeds from the sale of the Partnership's interests in Mountain View I and II.

 NTC, or another affiliate of the General Partner, is the Local Operating General Partner in 10 of the Partnership's 19 Local Partnerships. During the year ended December 31, 2004, NTC withdrew as the Local Operating General Partner of Genoa Plaza Limited Partnership and was simultaneously re-admitted as the special limited partner. In addition, NTC is either a special limited partner or a non-managing, administrative general partner in each Local Partnership.

AIMCO and its affiliates owned 437 limited partnership interests in the Partnership representing 1.83% of the outstanding interests at December 31, 2004. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General
Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

 Note 4 - Income Taxes

 The Partnership is not taxed on its income. The partners are taxed in their individual capacities based on their distributive share of the Partnership's taxable income or loss and are allowed the benefits to be derived from off-setting their distributive share of the tax losses against taxable income from other sources subject to passive loss limitations. The taxable income or loss differs from amounts included in the statements of operations because different methods are used in determining the losses of the Local Limited Partnerships as discussed below. The tax loss is allocated to the partner groups in accordance with Section 704 (b) of the Internal Revenue Code and therefore is not necessarily proportionate to the interest percentage owned. Certain amounts relative to taxable gains on Terrace Gardens Limited Partnership and Paris Hotel Limited Partnership are not included in the amounts below as they are not yet finalized.

A reconciliation follows:

                                                   Years Ended December 31,
                                                      2004           2003
                                                        (in thousands)

Net (loss) income per financial statements         $  (626)        $  2,104
  Partnership fees                                     223           (2,577)
  Other                                               (157)          (1,000)
  Partnership's share of limited local
   partnership                                      (1,580)           9,145
(Loss) income per preliminary tax return           $(2,140)         $ 7,672
Preliminary taxable (loss) income per limited
  partnership interest                             $   (89)          $ 321

The following is a reconciliation between the Partnership's reported amounts and the federal tax basis of net assets:

                                                    December 31, 2004
                                                     (in thousands)
      Net assets as reported                           $   868
      Add (deduct):
        Intangible (net)                                 3,828
        Deferred offering costs                          7,745
        Investment in Partnerships                      (9,960)
        Other                                              637
      Net assets - federal tax basis                   $ 3,118

 Note 5 - Contingencies

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

 Note 6 - Real Estate and Accumulated Depreciation of Local Partnerships in which NTCP Has Invested as of December 31, 2004


                               Gross Amount At
                                 Which Carried
                              at December 31, 2004 (1)
                                 (in thousands)

                                               Buildings
                                                  And
                                                Related
                          Mortgage             Personal             Accumulated
      Description           Notes      Land    Property     Total   Depreciation
                                                                  (in thousands)
Appletree Apts.          $    874    $    74  $  1,251    $  1,325  $    500
Countryview/Columbus        3,064        320     4,010       4,330       427
Apts.
Dickens Apts.               1,197       105      2,318       2,423       891
Genoa Plaza                 1,303         98     1,705       1,803       702
Glenark Apts. (A)              --         --        --          --        --
Grand Meadows Apts.(B)      1,798       112      3,522       3,634     1,443
Grinnell Park Apts.           579        48        806         854       335
Kimberly Court Apts.        1,451       234      1,763       1,997       743
Mountain View I (B)         2,976        686     4,350       5,036     2,069
Mountain View II (B)        3,964        866     5,391       6,257     1,697
North Liberty Apts.           586         48       739         787       337
Rolling Hills Apts.         4,056        800    11,929      12,729     4,940
Summit I Apts. (A)             --         --        --          --        --
Summit II Apts. (A)            --         --        --          --        --
Summit III Apts. (A)           --         --        --          --        --
Torres de Plata I           2,960        161     3,748       3,909     1,960
Tyrone Elderly (B)          2,538        100     5,105       5,205     1,999
Vinton/Park School (A)         --         --        --          --        --
                          $27,346    $ 3,652   $46,637     $50,289   $18,043

 (A) Information is not available for this entity.

 (B) Material Investees

 (1) All amounts are unaudited except for those amounts relative to the Material Investees - see Note 2.

Reconciliation of real estate (all amounts are unaudited except for those amounts relative to the Material Investees - see Note 2) (in thousands)

                                                Years Ended December 31,
                             2004                             2003
                           Material     2004       2004     Material       2003       2003
                           Investees  Unaudited    Total    Investees   Unaudited     Total
Balance  at  beginning  of  $19,925    $31,748    $51,673    $19,895     $72,203     $92,098
year
Improvements (disposals)
  during the year               207        127        334         30         (15)         15
Disposals of rental properties   --     (1,718)    (1,718)        --     (40,440)    (40,440)

Balance at end of year      $20,132    $30,157    $50,289    $19,925     $31,748     $51,673

Reconciliation of accumulated depreciation (all amounts are unaudited except for those amounts relative to the Material Investees - see Note 2) (in thousands)

                                               Years Ended December 31,
                             2004                             2003
                           Material     2004       2004     Material       2003       2003
                           Investees  Unaudited    Total    Investees   Unaudited    Total
Balance at beginning of     $ 6,695    $10,574    $17,269    $ 6,181     $26,697     $32,878
year
Depreciation expense for
 thear                          513        827      1,340        514         922       1,436
Disposals of rental properties   --       (566)      (566)        --     (17,045)    (17,045)

Balance at end of year      $ 7,208    $10,835    $18,043    $ 6,695     $10,574     $17,269

Note 7 - Subsequent Events

Subsequent to December 31, 2004, the Partnership sold its remaining limited partnership interests in Mountain View I and II for approximately $550,000. After applying the proceeds received against the Partnership's investment in these Local Partnerships, the Partnership is expected to recognize a gain of approximately $404,000 during 2005.

Subsequent to December 31, 2004, the Local Operating General Partner of Countryview Columbus sold the property to a third party. After the repayment of the mortgage encumbering the property and accounts payable, the Local Partnership repaid advances of approximately $272,000 to the Partnership. The Partnership had no investment in this Local Partnership at December 31, 2004.

 Subsequent to December 31, 2004 the Local Operating General Partner of Dickens sold the property without the consent or knowledge of the Partnership. A recapture bond was not necessary as the Local Partnership was beyond the 15-year tax credit compliance period. The Partnership is currently assessing its options, including legal action. The Partnership had no investment balance in this Local Partnership at December 31, 2004.

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

 (b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8b.    Other Information

None.

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

Harry G. Alcock                 42    Executive Vice President and
                                        Director
David R. Robertson              38    President, Chief Executive Officer
                                        and Director
Charles McKinney                53    Senior Vice President and Director
                                        of Asset Management
Jeffrey H. Sussman              39    Senior Vice President, General
                                        Counsel and Secretary
Brian H. Shuman                 42    Senior Vice President and Chief
                                        Financial Officer

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

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

ITEM 10.    Executive Compensation

None of the directors and officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2004.

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

 ITEM 12.Certain Relationships and Related Transactions

 Under  the  terms  of  the  Amended  and  Restated  Agreement  of  the  Limited
Partnership, the Partnership is obligated to the General Partner for the following fees:

 (a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner. For the years ended December 31, 2004 and 2003, approximately $299,000 and $454,000, respectively, have been expensed. At December 31, 2004, approximately $223,000 is owed to the General Partner and is included in accrued fees due to affiliates. These fees were paid subsequent to December 31, 2004.

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

 (c) The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $49,000 for each of the years ended December 31, 2004 and 2003, respectively, and is included in general and administrative expenses. At December 31, 2004, approximately $36,000 is owed to NAPICO and is included in accrued fees due to affiliates on the Statement of Operations included in "Item 7. Financial Statements".

 During the year ended December 31, 2004 the General Partner advanced approximately $194,000 to the Partnership to fund operating expenses and advances to Countryview/Columbus. These advances bear interest at the prime rate plus 2% (7.25% at December 31, 2004). Interest expense was approximately $3,000 for the year ended December 31, 2004. At December 31, 2004 the amount of advances and accrued interest due to the General Partner is approximately $197,000 and is included in due to General Partner. There were no such advances made by the General Partner to the Partnership during the year ended December 31, 2003. Subsequent to December 31, 2004, the advances and accrued interest were repaid from proceeds from the sale of the Partnership's interests in Mountain View I and II.

 NTC, or another affiliate of the General Partner, is the Local Operating General Partner in 10 of the Partnership's 19 Local Partnerships. During the year ended December 31, 2004, NTC, Inc. withdrew as the Local Operating General Partner of Genoa Plaza Limited Partnership and was simultaneously re-admitted as the special limited partner. In addition, NTC is either a special limited partner or a non-managing, administrative general partner in each Local Partnership.

 AIMCO and its affiliates owned 437 limited partnership interests in the Partnership representing 1.83% of the outstanding interests at December 31, 2004. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General
Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

ITEM 13.    Exhibits

            See Exhibit Index.

 Item 14.Principal Accounting Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $49,000 and $37,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $19,000 and $24,000 for 2004 and 2003, respectively.

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


                               NATIONAL TAX CREDIT PARTNERS L.P.
                               (a California Limited Partnership)

                                    By:   NATIONAL PARTNERSHIP INVESTMENTS CORP.
                                          General Partner


                                    By:   /s/David R. Robertson
                                          David R. Robertson
                                          President and Chief Executive
                                          Officer
                                          and Director

                                    By:   /s/Brian H. Shuman
                                          Brian H. Shuman
                                          Senior Vice President and
                                          Chief Financial Officer

                                    Date: April 15, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock            Director and Executive       Date: April 15, 2005
Harry G. Alcock               Vice President


/s/David R. Robertson         President, Chief Executive   Date:  April 15, 2005
David R. Robertson             Officer and Director


/s/Brian H. Shuman            Senior Vice President and    Date:  April 15, 2005
Brian H. Shuman                 Chief Financial Officer

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


Date:  April 15, 2005

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


Date:  April 15, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002




In connection with the Annual Report on Form 10-KSB of National Tax Credit Partners, L.P. (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:


      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  April 15, 2005


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  April 15, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.