Form 10KSB/A
period 2004-12-31
NATIONAL TAX CREDIT PARTNERS L P
filed 2005-05-12
CIK 847415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-KSB/A No. 1
(Mark One)
[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934


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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                EXPLANATORY NOTE

This document amends the Form 10-KSB for the annual period ended December 31, 2004 to reflect the correction of an error in the Report of Independent Registered Public Accounting Firm. The auditors opinion as originally filed incorrectly referenced reliance on the reports of other auditors. The revised Report of Independent Registered Public Accouting Firm deletes the incorrect reference.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Tax Credit Partners, L.P. at December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.



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

                                    Date: May 12, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock            Director and Executive       Date: May 12, 2005
Harry G. Alcock               Vice President


/s/David R. Robertson         President, Chief Executive   Date: May 12, 2005
David R. Robertson             Officer and Director


/s/Brian H. Shuman            Senior Vice President and    Date:  May 12, 2005
Brian H. Shuman                 Chief Financial Officer

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

  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1
                                  CERTIFICATION
I, David R. Robertson, certify that:

1. I have reviewed this annual report on Form 10-KSB/A No.1 of National Tax Credit Partners, L.P.;

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


Date:  May 12, 2005

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

Exhibit 31.2


                                  CERTIFICATION


I, Brian H. Shuman, certify that:


1. I have reviewed this annual report on Form 10-KSB/A No. 1 of National Tax Credit Partners, L.P.;

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


Date:  May 12, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002




In connection with the Annual Report on Form 10-KSB/A No. 1 of National Tax Credit Partners, L.P. (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:


      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  May 12, 2005


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  May 12, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.