Form 10QSB
period 2005-03-31
NATIONAL TAX CREDIT PARTNERS L P
filed 2005-05-16
CIK 847415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2005


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                       NATIONAL TAX CREDIT PARTNERS, L.P.

                                  BALANCE SHEET

                                 MARCH 31, 2005
                                   (Unaudited)
                                 (in thousands)



                           Assets

Investments in limited partnerships (Note 2)                               $ 1,054
Cash and cash equivalents                                                      304
Restricted cash (Note 2)                                                        10
       Total assets                                                        $ 1,368

       Liabilities And Partners' Capital (Deficiency)

Liabilities:
   Accounts payable and accrued expenses                                   $   148
   Accrued fees due to affiliates (Note 3)                                      50

Contingencies (Note 4)

Partners' capital (deficiency):
   General partner                                           $  (507)
   Limited partners                                            1,677         1,170

      Total liabilities and partners' capital (deficiency)                 $ 1,368



                See Accompanying Notes to Financial Statements

                       NATIONAL TAX CREDIT PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                                  (Unaudited)
                    (in thousands, except per interest data)



                                                              Three Months Ended
                                                                  March 31,
                                                           2005              2004
       Revenues:
       Interest Income                                 $     --          $     --

       Operating Expenses:
         Management fees - partners (Note 3)                 72                74
         General and administrative (Note 3)                 20                19
         Legal and accounting                                55                23
         Interest (Note 3)                                    5                --
              Total operating expenses                      152               116

       Loss from Partnership operations                    (152)             (116)
       Gain on sale of limited partnership
         interests (Note 2)                                 404                --
       Distributions from limited partnerships
        recognized as income (Note 2)                        92                 2
       Advances to limited partnerships
        charged to expense (Note 2)                          (9)               (8)
       Equity in loss of limited partnerships
         and amortization of acquisition costs
         (Note 2)                                           (33)              (43)

       Net income (loss)                                $   302           $  (165)

       Net income (loss) allocated to general
         partner (1%)                                   $     3           $    (2)
       Net income (loss) allocated to limited
         partners (99%)                                     299              (163)

                                                        $   302           $  (165)
       Net income (loss) per limited
         partnership interest                           $ 12.51           $ (6.82)


                See Accompanying Notes to Financial Statements

                       NATIONAL TAX CREDIT PARTNERS, L.P.

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

                                   (Unaudited)
                      (in thousands, except interest data)




                                                    General     Limited
                                                    Partner     Partners     Total

Partnership interests                                            23,899

Partners' capital (deficiency),
  December 31, 2004                                   $(510)    $ 1,378      $ 868

Net income for the three months
  ended March 31, 2005                                    3         299         302

Partners' capital (deficiency),
  March 31, 2005                                      $(507)    $ 1,677     $ 1,170



                See Accompanying Notes to Financial Statements

                       NATIONAL TAX CREDIT PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)

                                                                       Three Months Ended
                                                                            March 31,
                                                                       2005           2004
Cash flows from operating activities:
  Net income (loss)                                                  $   302         $  (165)
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
     Gain on sale of limited partnership interests                      (404)             --
     Equity in loss of limited partnerships and amortization
      of acquisition costs                                                33              43
     Advances to limited partnerships charged to expense                   9               8
     Changes in accounts:
      Accounts payable and accrued expenses                               24              14
      Due to affiliate                                                    (3)             --
      Accrued fees due to affiliates                                    (209)             --
         Net cash used in operating activities                          (248)           (100)

Cash flows from investing activities:
  Distributions from limited partnerships recognized as a
   reduction of investment balance                                        --               4
  Proceeds from sale of partnership interests                            540              --
  Advances to limited partnerships                                       (76)             (8)
  Repayment of advances to limited partnerships                          282              --
         Net cash provided by (used in) investing activities             746              (4)

Cash flows from financing activities:
  Advances from General Partner                                          120              --
  Payment on advances from General Partner                              (314)             --
         Net cash used in financing activities                          (194)             --

Net increase (decrease) in cash and cash equivalents                     304            (104)

Cash and cash equivalents, beginning of period                            --             132

Cash and cash equivalents, end of period                             $   304         $    28

Supplemental disclosure of cash flow information:
  Cash paid for interest                                             $     8         $    --

                See Accompanying Notes to Financial Statements

                       NATIONAL TAX CREDIT PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements. Accordingly, the unaudited financial statements included herein should be reviewed in conjunction with the audited financial statements and related notes thereto contained in the National Tax Credit Partners, L.P. (the "Partnership" or "Registrant") Annual Report for the fiscal year ended December 31, 2004. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2005, and the results of operations and changes in cash flows for the three months ended March 31, 2005 and 2004, respectively.

Organization

The Partnership, formed under the California Revised Limited Partnership Act, was organized on March 7, 1989. The Partnership was formed to invest primarily in other limited partnerships (the "Local Partnerships") which own or lease and operate multifamily housing complexes ("Apartment Complexes") that are eligible for low-income housing tax credits or, in certain cases, historic rehabilitation tax credits ("Tax Credits"). The general partner of the Partnership (the "General Partner") is National Partnership Investments Corp. ("NAPICO"), a California corporation. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

 Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No adjustments for impairment of value were recorded during the three months ended March 31, 2005 and 2004.

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

FASB Interpretation No. 46

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in nine VIE's for which the Partnership was not the primary beneficiary. During the three months ended March 31, 2005, two Local Partnerships previously determined to be VIEs sold their respective investment properties, consisting of a total of 186 units. The remaining seven VIE's consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of seven apartment properties with a total of 378 units. The Partnership is involved with those VIE's as a non-controlling limited partner equity holder. The Partnership's maximum exposure to loss as a result of its involvement with unconsolidated VIE's is limited to the Partnership's recorded investments in and receivables from those VIE's, which was approximately $896,000 at March 31, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

The Partnership currently holds limited partnership interests in 15 Local Partnerships, located in 8 states and Puerto Rico. At March 31, 2005, the Local Partnerships own residential projects consisting of 890 apartment units. The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

National Tax Credit, Inc. ("NTC"), an affiliate of the General Partner, typically serves either as a special limited partner or non-managing administrative general partner in which case it receives 0.01 percent of operating profits and losses of the Local Partnerships. NTC or another affiliate of the General Partner may serve as the Local Operating General Partner of the Local Partnership in which case it is typically entitled to 0.09 percent of operating profits and losses of the respective Local Partnership. The Partnership is also generally entitled to receive 50 percent of the net cash flow generated by the Apartment Complexes, subject to repayment of any loans made to the Local Partnerships (including loans provided by NTC or an affiliate), repayment for funding of development deficit and operating deficit guarantees by the Local Operating General Partners or their affiliates (excluding NTC and its affiliates), and certain priority payments to the Local Operating General Partners other than NTC or its affiliates.

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

As of March 31, 2005, the investment balance in 12 of the 15 Local Partnerships had been reduced to zero.

At times, advances are made to the Local Partnerships in order to preserve the ability to receive applicable Tax Credits. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships. Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the three months ended March 31, 2005 and 2004, approximately $76,000 and $8,000, respectively, was advanced to the Local Partnerships, of which approximately $9,000 and $8,000, respectively, was charged to expense in the accompanying statements of operations. During the three months ended March 31, 2005, approximately $282,000 of advances were repaid by Local Partnerships.

The following is a summary of the investments in Local Partnerships for the three months ended March 31, 2005 (in thousands):

           Investment balance, beginning of period           $ 1,223
           Proceeds from sale of limited partnership
             interests                                          (136)
           Equity in losses of limited partnerships              (29)
           Amortization of acquisition costs                      (4)
           Investment balance, end of period                 $ 1,054

The following are estimated unaudited condensed combined statements of operations for the three months ended March 31, 2005 and 2004 for the Local Partnerships in which the Partnership has investments (2004 amounts have been restated to exclude the operations of Paris Hotel, for which the Partnership lost its limited partnership interest in 2004, Countryview/Columbus and Dickens, which sold their investment properties during the three months ended March 31, 2005, Mountain View I and II, for which the Partnership sold its limited partnership interests during the three months ended March 31, 2005, and Vinton Park, for which no information is available) (in thousands):

                                            Three Months Ended
                                                 March 31,
                                            2005          2004
                                                       (Restated)
Revenues
  Rental and other                        $  1,087     $  1,080

Expenses
  Depreciation                                 225          231
  Interest                                     444          450
  Operating                                    671          673
                                             1,340        1,354
Net loss                                  $   (253)    $   (274)

Summit I, II and III

The local general partner is currently attempting to negotiate discounted payments and/or payment plans for outstanding property taxes and judgment liens which, if unsuccessful, could result in foreclosure proceedings on all three properties. The Partnership's investment balance in Summit I, Summit II and Summit III is zero as of March 31, 2005.

Blue Lake

 In 2003, the property owned by the Local Partnership was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership has filed an action against the general partner of the Local Partnership. The Partnership had no investment in the Blue Lake Local Partnership at March 31, 2005. Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns.

Rose City Village

In 2003, the property owned by the Local Partnership was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership filed an action against the general partner of the Local Partnership. Subsequent to March 31, 2005, the Partnership and the General Partner of the Local Partnership reached a settlement through mediation. In consideration for a cash payment to the Partnership of $300,000 to be made on or before May 16, 2005, the Partnership agreed to a full release of all claims against the General Partner of the Local Partnership and to relinquish the Partnership's interest in the Local Partnership. Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns. The Partnership had no investment in this Local Partnership at March 31, 2005.

Genoa Plaza

In June 2004, NTC withdrew as the Local Operating General Partner and was simultaneously re-admitted as a special limited partner. The replacement local operating general partner is not an affiliated party of the Partnership. In June 2004, the Partnership's LP interest was reduced to 20% and an unaffiliated entity was admitted as the 79% limited partner. In accordance with this change in local operating general partner, the new local operating general partner deposited $10,000 into a reserve account to be controlled by the Partnership. The funds in the reserve account are to be used to pay operating deficits during the Tax Credit Compliance period. In addition at any time after January 1, 2005, the new local operating general partner has the right but not the obligation to purchase the Local Partnership's property at the established fair market value or purchase the Partnership's and NTC's interest at a price equal to the amount each would have received upon a sale of the Local Partnership's property at the established fair market value. The replacement local operating general partner guaranteed funding of operating deficits throughout the remainder of the 15-year tax credit compliance period in consideration for its admission. The Partnership had no investment balance in this Local Partnership as of March 31, 2005.

Paris Hotel

In November 2004, the Local Operating General Partner acquired the Partnership's interest in the Local Partnership pursuant to the option it held. The Partnership had no investment in this Local Partnership as of March 31, 2005.

Dickens II

In January 2005, the Local Operating General Partner sold the property without the consent or knowledge of the Partnership. A recapture bond was not necessary as the Local Partnership was beyond the 15-year tax credit compliance period. The Partnership is currently evaluating its options, including litigation. The Partnership had no investment in this Local Partnership at March 31, 2005.

Mountain View I and II

In February 2005, the Partnership sold its remaining limited partnership interests in Mountain View I and II for approximately $550,000. After applying the proceeds received against advances receivable and the Partnership's investment in these Local Partnerships, the Partnership recognized a gain on the sale of limited partnership interests of approximately $404,000 during the three months ended March 31, 2005.

Countryview Columbus

In March 2005, the Local Operating General Partner sold the property to a third party. After the repayment of the mortgage encumbering the property and accounts payable, the Local Partnership repaid the Partnership for advances of approximately $272,000 made to the Local Partnership in 2004 and 2005. The Partnership received approximately $54,000 as repayment of advances made prior to 2004, which is included in distributions from limited partnerships recognized as income, as the Partnership had no investment balance in this Local Partnership at March 31, 2005.
NOTE 3 - TRANSACTIONS WITH AFFILIATED PARTIES

Under  the  terms  of  the  Amended  and  Restated   Agreement  of  the  Limited
Partnership, the Partnership is obligated to pay the General Partner the following fees:

(a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner. For the three months ended March 31, 2005 and 2004, approximately $72,000 and $74,000, respectively, have been expensed.

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

(c) The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $12,000 for each of the three months ended March 31, 2005 and 2004 and is included in general and administrative expenses. At March 31, 2005, approximately $50,000 was owed to NAPICO and is included in accrued fees due to affiliates on the accompanying balance sheet. These accrued fees were paid subsequent to March 31, 2005.

During the three months ended March 31, 2005, the General Partner advanced approximately $120,000 to the Partnership to fund operating expenses and advances to Countryview/Columbus. These advances bore interest at the prime rate plus 2%. Interest expense was approximately $5,000 for the three months ended March 31, 2005. During the three months ended March 31, 2005, the Partnership made payments of principal of approximately $314,000 and accrued interest of approximately $8,000 to an affiliate of the General Partner from proceeds from the sale of the Partnership's interests in Mountain View I and II. There were no such advances made by the General Partner to the Partnership during the three months ended March 31, 2004. At March 31, 2005, there were no advances or related accrued interest owed to an affiliate of the General Partner.

NTC, or another affiliate of the General Partner, is the Local Operating General Partner in six of the Partnership's 15 Local Partnerships. In addition, NTC is either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner managed two properties owned by the Local Partnerships during the three months ended March 31, 2005 and 2004. The Local Partnerships pay the affiliate property management fees in the amount of 5 percent of their gross rental revenues. The amounts paid were approximately $16,000 and $17,000 for the three months ended March 31, 2005 and 2004, respectively. During the three months ended March 31, 2005, one of the two properties managed by an affiliate of the General Partner was sold by the Local Parntership.

NOTE 4 - CONTINGENCIES

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. At the end of the first quarter of 2005, the SEC added certain tender offers for limited partnership interests as an area of investigation. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

Liquidity and Capital Resources

It is not expected that any of the Local Partnerships in which the Partnership invested will generate cash from operations sufficient to provide distributions to the Limited Partners. Such cash from operations, if any, would first be used to meet operating expenses of the Partnership. The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner. The Partnership's cash reserves as of March 31, 2005 were approximately $304,000. In order to replenish the Partnership's reserves, the Partnership relies on additional cash from sales and refinancings of certain properties owned by Local Partnerships and through sales of the Partnership's limited partner interests in Local Partnerships.

Cash and cash equivalents are on deposit with a financial institution earning interest at market rates. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

In February 2005, the Partnership sold its remaining limited partnership interests in Mountain View I and II for approximately $550,000. After applying the proceeds received against advances receivable and the Partnership's investment in these Local Partnerships, the Partnership recognized a gain on the sale of limited partnership interests of approximately $404,000 during the three months ended March 31, 2005.

In March 2005, the Local Operating General Partner of Countryview Columbus sold the property to a third party. After the repayment of the mortgage encumbering the property and accounts payable, the Local Partnership repaid the Partnership for advances of approximately $272,000 for advances made to the Local Partnership in 2004 and 2005. The Partnership received approximately $54,000 as repayment of advances made prior to 2004, which is included in distributions from limited partnerships recognized as income for the three months ended March 31, 2005, as the Partnership had no investment balance in this Local Partnership at March 31, 2005.

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

Results of Operations

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to providing additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balances until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships. During the three months ended March 31, 2005 and 2004, the Partnership recognized equity in loss of approximately $33,000 and $43,000, respectively, from Local Partnerships.

At March 31, 2005, the investment balance in 12 of the 15 Local Partnerships had been reduced to zero.

The Partnership's revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships. Interest income was less than $1,000 for each of the three months ended March 31, 2005 and 2004.

An annual management fee is payable to the General Partner of the Partnership and is calculated at 0.5 percent of the original invested assets of the remaining partnerships. The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $72,000 and $74,000 for the three months ended March 31, 2005 and 2004, respectively.

Operating  expenses,  exclusive  of the  management  fee,  consist  of legal and accounting fees for services rendered to the Partnership, general and administrative expenses and interest expense on advances from the General Partner. Legal and accounting fees were approximately $55,000 and $23,000 for the three months ended March 31, 2005 and 2004, respectively. The increase in legal and accounting expenses is primarily due to costs associated with the litigation involving Rose City Village (as discussed below). General and administrative expenses were approximately $20,000 and $19,000 for the three months ended March 31, 2005 and 2004, respectively.

At times, advances are made to the Local Partnerships in order to preserve the ability to receive applicable Tax Credits. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships. Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the three months ended March 31, 2005 and 2004, approximately $76,000 and $8,000, respectively, was advanced to the Local Partnerships, of which approximately $9,000 and $8,000, respectively, was charged to expense on the statements of operations included in Item 1 - "Financial Statements".

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

Summit I, II and III

The local general partner is currently attempting to negotiate discounted payments and/or payment plans for outstanding property taxes and judgment liens which, if unsuccessful, could result in foreclosure proceedings on all three properties. The Partnership's investment balance in Summit I, Summit II and Summit III is zero as of March 31, 2005.

Blue Lake

 In 2003, the property owned by the Local Partnership was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership has filed an action against the general partner of the Local Partnership. The Partnership had no investment in the Blue Lake Local Partnership at March 31, 2005. Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns.

Rose City Village

In 2003, the property owned by the Local Partnership was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership filed an action against the general partner of the Local Partnership. Subsequent to March 31, 2005, the Partnership and the General Partner of the Local Partnership reached a settlement through mediation. In consideration for a cash payment to the Partnership of $300,000 to be made on or before May 16, 2005, the Partnership agreed to a full release of all claims against the General Partner of the Local Partnership and to relinquish the Partnership's interest in the Local Partnership. Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns. The Partnership had no investment in this Local Partnership at March 31, 2005.

Genoa Plaza

In June 2004, NTC withdrew as the Local Operating General Partner and was simultaneously re-admitted as a special limited partner. The replacement local operating general partner is not an affiliated party of the Partnership. In June 2004, the Partnership's LP interest was reduced to 20% and an unaffiliated entity was admitted as the 79% limited partner. In accordance with this change in local operating general partner, the new local operating general partner deposited $10,000 into a reserve account to be controlled by the Partnership. The funds in the reserve account are to be used to pay operating deficits during the Tax Credit Compliance period. In addition at any time after January 1, 2005, the new local operating general partner has the right but not the obligation to purchase the Local Partnership's property at the established fair market value or purchase the Partnership's and NTC's interest at a price equal to the amount each would have received upon a sale of the Local Partnership's property at the established fair market value. The replacement local operating general partner guaranteed funding of operating deficits throughout the remainder of the 15-year tax credit compliance period in consideration for its admission. The Partnership had no investment balance in this Local Partnership as of March 31, 2005.

Paris Hotel

In November 2004, the Local Operating General Partner acquired the Partnership's interest in the Local Partnership pursuant to the option it held. The Partnership had no investment in this Local Partnership as of March 31, 2005.

Dickens II

In January 2005, the Local Operating General Partner sold the property without the consent or knowledge of the Partnership. A recapture bond was not necessary as the Local Partnership was beyond the 15-year tax credit compliance period. The Partnership is currently evaluating its options, including litigation. The Partnership had no investment in this Local Partnership at March 31, 2005.

Mountain View I and II

In February 2005, the Partnership sold its remaining limited partnership interests in Mountain View I and II for approximately $550,000. After applying the proceeds received against advances receivable and the Partnership's investment in these Local Partnerships, the Partnership recognized a gain on the sale of limited partnership interests of approximately $404,000 during the three months ended March 31, 2005.

Countryview Columbus

In March 2005, the Local Operating General Partner sold the property to a third party. After the repayment of the mortgage encumbering the property and accounts payable, the Local Partnership repaid the Partnership for advances of approximately $272,000 made to the Local Partnership in 2004 and 2005. The Partnership received approximately $54,000 as repayment of advances made prior to 2004, which is included in distributions from limited partnerships recognized as income for the three months ended March 31, 2005, as the Partnership had no investment balance in this Local Partnership at March 31, 2005.

Other

AIMCO and its affiliates owned 437 limited partnership interests in the Partnership representing 1.83% of the outstanding interests at March 31, 2005. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

FASB Interpretation No. 46

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in nine VIE's for which the Partnership was not the primary beneficiary. During the three months ended March 31, 2005, two Local Partnerships previously determined to be VIEs sold their respective investment properties, consisting of at total of 186 units. The remaining seven VIE's consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of seven apartment properties with a total of 378 units. The Partnership is involved with those VIE's as a non-controlling limited partner equity holder. The Partnership's maximum exposure to loss as a result of its involvement with unconsolidated VIE's is limited to the Partnership's recorded investments in and receivables from those VIE's, which was approximately $896,000 at March 31, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

                           PART II - OTHER INFORMATION


ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS

            See Exhibit Index.

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


                                    Date: May 16, 2005

                       NATIONAL TAX CREDIT PARTNERS, L.P.
                                  EXHIBIT INDEX


Exhibit     Description of Exhibit


3 Partnership Agreement (herein incorporated by reference to the Partnership's Form S-11 Registration No. 33-27658).

10.1 Assignment and Assumption Agreement dated February 2, 2005 between National Tax Credit Partners, L.P., a California Limited Partnership, national Tax Credit, Inc., a California corporation, and Las Palomas Investors, LLC, a New Mexico limited liability company, incorporated by reference to Form 8K dated February 23, 2005.

10.2 Assignment and Assumption Agreement dated February 2, 2005 between National Tax Credit Partners, L.P., a California Limited Partnership, national Tax Credit, Inc., a California corporation, and Las Palomas Investors, LLC, a New Mexico limited liability company, incorporated by reference to Form 8K dated February 23, 2005.

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

32.1 Certification of the equivalent of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


Date:  May 16, 2005

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


Date:  May 16, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002




In connection with the Quarterly Report on Form 10-QSB of National Tax Credit Partners, L.P. (the "Partnership"), for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:


      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  May 16, 2005


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  May 16, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.