Form 10QSB
period 2005-06-30
NATIONAL TAX CREDIT PARTNERS L P
filed 2005-08-12
CIK 847415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                       NATIONAL TAX CREDIT PARTNERS, L.P.

                                  BALANCE SHEET

                                  JUNE 30, 2005
                                   (Unaudited)
                                 (in thousands)



                            Assets

Investments in and advances to limited partnerships (Note 2)                  $ 1,007
Cash and cash equivalents                                                         386
Restricted cash (Note 2)                                                           10

       Total assets                                                           $ 1,403

        Liabilities and Partners' (Deficiency) Capital

Liabilities:
   Accounts payable and accrued expenses                                      $    85
   Accrued fees due to affiliates (Note 3)                                         82

Contingencies (Note 4)

Partners' (deficiency) capital:
   General partner                                              $  (506)
   Limited partners                                               1,742         1,236

      Total liabilities and partners' (deficiency) capital                    $ 1,403


                See Accompanying Notes to Financial Statements

                       NATIONAL TAX CREDIT PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                                  (Unaudited)
                    (in thousands, except per interest data)



                                                 Three Months Ended         Six Months Ended
                                                      June 30,                  June 30,
                                                 2005         2004         2005          2004
Revenues:
  Interest income                               $    3      $   --       $    3        $   --

Operating expenses:
  Interest (Note 3)                                 --          --            5            --
  Management fees - partners (Note 3)               73          74          145           148
  General and administrative (Note 3)               17          25           37            44
  Legal and accounting                              62          32          117            55
        Total operating expenses                   152         131          304           247

Loss from Partnership operations                  (149)       (131)        (301)         (247)
Gain on sale of limited
 partnership interests (Note 2)                     --          --          404            --
Distributions from limited partnerships
  recognized as income (Note 2)                    428          58          520            60
Advances to limited partnerships
 charged to expense (Note 2)                      (166)        (89)        (175)          (97)
Equity in loss of limited partnerships
  and amortization of acquisition
    costs (Note 2)                                 (47)        (28)         (80)          (71)
Net income (loss)                              $    66     $  (190)     $   368       $  (355)

Net income (loss) allocated to general
  partner (1%)                                 $     1     $    (2)     $     4       $    (4)
Net income (loss) allocated to limited
  partners (99%)                                    65        (188)         364          (351)
                                               $    66     $  (190)     $   368       $  (355)
Net income (loss) per limited
  partnership interest                         $  2.72     $ (7.87)     $ 15.23       $(14.69)


                See Accompanying Notes to Financial Statements

                       NATIONAL TAX CREDIT PARTNERS, L.P.

            STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

                                   (Unaudited)
                      (in thousands, except interest data)






                                     General       Limited
                                     Partner       Partners         Total

Partnership interests                               23,899

Partners' (deficiency) capital,
  December 31, 2004                   $(510)       $ 1,378          $ 868

Net income for the six months
  ended June 30, 2005                     4            364             368

Partners' (deficiency) capital,
  June 30, 2005                       $(506)       $ 1,742         $ 1,236

                See Accompanying Notes to Financial Statements

                       NATIONAL TAX CREDIT PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)

                                                                        Six Months Ended
                                                                            June 30,
                                                                        2005        2004
Cash flows from operating activities:
  Net income (loss)                                                $    368        $   (355)
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
     Gain on sale of limited partnership interests                     (404)             --
     Equity in loss of limited partnerships and amortization
      of acquisition costs                                               80              71
     Advances to limited partnerships charged to expense                175              97
     Changes in accounts:
      Restricted cash                                                    --             (10)
      Accounts payable and accrued expenses                             (39)             42
      Due to affiliate                                                   (3)             --
      Accrued fees due to affiliates                                   (177)             81
         Net cash used in operating activities                           --             (74)

Cash flows from investing activities:
  Proceeds from sale of partnership interests                           540              --
  Distributions from limited partnerships recognized as a
   reduction of investment balance                                       --              49
  Advances to limited partnerships                                     (242)           (107)
  Repayment of advances to limited partnerships                         282              --
         Net cash provided by (used in) investing
              activities                                                580             (58)
Cash flows from financing activities:
  Advances from General Partner                                         120              --
  Payment on advances from General Partner                             (314)             --
         Net cash used in financing activities                         (194)             --

Net increase (decrease) in cash and cash equivalents                    386            (132)
Cash and cash equivalents, beginning of period                           --             132

Cash and cash equivalents, end of period                          $     386       $      --

Supplemental disclosure of cash flow information:
Cash paid for interest                                            $       8       $      --

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2005, and the results of operations and changes in cash flows for the three and six months ended June 30, 2005 and 2004, respectively.

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

 Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No adjustments for impairment of value were recorded during the six months ended June 30, 2005 and 2004.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in nine VIEs for which the Partnership was not the primary beneficiary. During the six months ended June 30, 2005, the Partnership identified two additional VIEs in which it held a variable interest and was not the primary beneficiary. During the six months ended June 30, 2005, two Local Partnerships previously determined to be VIEs sold their respective investment properties, consisting of a total of 186 units. The remaining nine VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of nine apartment properties with a total of 426 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership's maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership's recorded investments in and receivables from those VIEs, which was approximately $924,000 at June 30, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LIMITED PARTNERSHIPS

The Partnership currently holds limited partnership interests in 15 Local Partnerships, located in 8 states and Puerto Rico. At June 30, 2005, the Local Partnerships own residential projects consisting of 890 apartment units. The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

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

As of June 30, 2005, the investment balance in 12 of the 15 Local Partnerships had been reduced to zero.

At times, advances are made to the Local Partnerships in order to preserve the ability to receive applicable Tax Credits. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships. Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the six months ended June 30, 2005 and 2004, approximately $242,000 and $107,000, respectively, was advanced to the Local Partnerships, of which approximately $175,000 and $97,000, respectively, was charged to expense in the accompanying statements of operations. During the six months ended June 30, 2005, approximately $282,000 of advances were repaid by Local Partnerships.

The following is a summary of the investments in Local Partnerships for the six months ended June 30, 2005 (in thousands):

           Investment balance, beginning of period           $ 1,223
           Proceeds from sale of limited partnership
             interests                                          (136)
           Equity in losses of limited partnerships              (72)
           Amortization of acquisition costs                      (8)
           Investment balance, end of period                 $ 1,007

The following are estimated unaudited condensed combined statements of operations for the three and six months ended June 30, 2005 and 2004 for the Local Partnerships in which the Partnership has investments (2004 amounts have been restated to exclude the operations of Paris Hotel, for which the Partnership lost its limited partnership interest in 2004, Countryview/Columbus and Dickens, which sold their investment properties during the six months ended June 30, 2005, Mountain View I and II, for which the Partnership sold its limited partnership interests during the six months ended June 30, 2005, and Vinton Park, for which no information is available) (in thousands):

                                 Three Months Ended             Six Months Ended
                                      June 30,                      June 30,
                                 2005           2004           2005          2004
                                             (Restated)                   (Restated)
Revenues
  Rental and other             $ 1,159        $ 1,074        $ 2,246        $ 2,154

Expenses
  Depreciation                     225            231            450            462
  Interest                         444            450            888            900
  Operating                        677            600          1,348          1,273
                                 1,346          1,281          2,686          2,635

Net loss                        $ (187)        $ (207)        $ (440)       $ (481)

Summit I, II and III

The current local general partner, the Partnership and the previous local general partner entered into an agreement on May 31, 2005, in which the
Partnership  advanced  to Summit I and Summit  III  approximately  $100,000  and
$66,000, respectively, to cover a portion of delinquent property tax obligations, and the previous local general partner advanced the next two quarterly tax payments for the delinquent property taxes of approximately $27,000 for Summit I and $18,000 for Summit III. In addition, the previous local general partner has until February 24, 2006 to correct certain Section 42 non-compliance issues at all three properties as a result of Internal Revenue Service (the "IRS") recapture letters received in 2004. If the Section 42 non-compliance issues are resolved with the IRS and the Pennsylvania Housing Finance Agency prior to February 24, 2006, then the previous local general partner will be readmitted into all three Local Partnerships. If the Section 42 non-compliance issues cannot be resolved, the limited partners may be subject to the recapture of Tax Credits related to these Local Partnerships. The Partnership reserved for the advances made during the three and six months ended June 30, 2005, as repayment of the advances is not probable.

Blue Lake

 In 2003, the property owned by the Local Partnership was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership has filed an action against the general partner of the Local Partnership. The Partnership had no investment in the Blue Lake Local Partnership at June 30, 2005. Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns.

Rose City Village

In 2003, the property owned by the Local Partnership was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership filed an action against the general partner of the Local Partnership. In May 2005, the Partnership and the General Partner of the Local Partnership reached a settlement through mediation. In consideration for a cash payment to the Partnership of $300,000 paid in May 2005, which is included in distributions from limited partnerships recognized as income for the three and six months ended June 30, 2005, the Partnership agreed to a full release of all claims against the general partner of the Local Partnership and to relinquish the Partnership's interest in the Local Partnership. Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for the tax credit recapture liability on their respective income tax returns. The Partnership had no investment in this Local Partnership at June 30, 2005.

Genoa Plaza

In June 2004, NTC withdrew as the Local Operating General Partner and was simultaneously re-admitted as a special limited partner. The replacement local operating general partner is not an affiliated party of the Partnership. In June 2004, the Partnership's LP interest was reduced to 20% and an unaffiliated entity was admitted as the 79% limited partner. In accordance with this change in local operating general partner, the new local operating general partner deposited $10,000 into a reserve account to be controlled by the Partnership. The funds in the reserve account are to be used to pay operating deficits during the Tax Credit Compliance period. In addition at any time after January 1, 2005, the new local operating general partner has the right but not the obligation to purchase the Local Partnership's property at the established fair market value or purchase the Partnership's and NTC's interest at a price equal to the amount each would have received upon a sale of the Local Partnership's property at the established fair market value. The replacement local operating general partner guaranteed funding of operating deficits throughout the remainder of the 15-year tax credit compliance period in consideration for its admission. The Partnership had no investment balance in this Local Partnership as of June 30, 2005.

Paris Hotel

In November 2004, the Local Operating General Partner acquired the Partnership's interest in the Local Partnership pursuant to the option it held. The Partnership had no investment in this Local Partnership as of June 30, 2005.

Dickens II

In January 2005, the Local Operating General Partner sold the property without the consent or knowledge of the Partnership. A recapture bond was not necessary as the Local Partnership was beyond the 15-year tax credit compliance period. The Partnership is currently evaluating its options, including litigation. The Partnership had no investment in this Local Partnership at June 30, 2005.

Mountain View I and II

In February 2005, the Partnership sold its remaining limited partnership interests in Mountain View I and II for approximately $550,000. After applying the proceeds received against advances receivable and the Partnership's investment in these Local Partnerships, the Partnership recognized a gain on the sale of limited partnership interests of approximately $404,000 during the six months ended June 30, 2005.

Countryview Columbus

In March 2005, the Local Operating General Partner sold the property to a third party. After the repayment of the mortgage encumbering the property and accounts payable, the Local Partnership repaid the Partnership for advances of approximately $272,000 made to the Local Partnership in 2004 and 2005. The Partnership received approximately $122,000 as repayment of advances made prior to 2004, which is included in distributions from limited partnerships recognized as income, as the Partnership had no investment in this Local Partnership at June 30, 2005.

NOTE 3 - TRANSACTIONS WITH AFFILIATED PARTIES

Under  the  terms  of  the  Amended  and  Restated   Agreement  of  the  Limited
Partnership, the Partnership is obligated to pay the General Partner the following fees:

(a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner. For the six months ended June 30, 2005 and 2004, approximately $145,000 and $148,000, respectively, have been expensed. At June 30, 2005, approximately $72,000 was owed to the General Partner and is included in accrued fees due to affiliates. This amount was paid subsequent to June 30, 2005.

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

(c) The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $25,000 for each of the six months ended June 30, 2005 and 2004 and is included in general and administrative expenses. At June 30, 2005, approximately $10,000 was owed to NAPICO and is included in accrued fees due to affiliates on the accompanying balance sheet. This amount was paid subsequent to June 30, 2005.

During the six months ended June 30, 2005, the General Partner advanced approximately $120,000 to the Partnership to fund operating expenses and advances to Countryview/Columbus. These advances bore interest at the prime rate plus 2%. Interest expense was approximately $5,000 for the six months ended June 30, 2005. During the six months ended June 30, 2005, the Partnership made payments of principal of approximately $314,000 and accrued interest of approximately $8,000 to an affiliate of the General Partner from proceeds from the sale of the Partnership's interests in Mountain View I and II. There were no such advances made by the General Partner to the Partnership during the six months ended June 30, 2004. At June 30, 2005, there were no advances or related accrued interest owed to an affiliate of the General Partner.

NTC, or another affiliate of the General Partner, is the Local Operating General Partner in six of the Partnership's 15 Local Partnerships. In addition, NTC is either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner managed two properties owned by the Local Partnerships during the six months ended June 30, 2005 and 2004. The Local Partnerships pay the affiliate property management fees in the amount of 5 percent of their gross rental revenues. The amounts paid were approximately $25,000 and $34,000 for the six months ended June 30, 2005 and 2004, respectively. During the six months ended June 30, 2005, one of the two properties managed by an affiliate of the General Partner was sold by the Local Partnership.

NOTE 4 - CONTINGENCIES

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") continues its formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation have included AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, tax credit transactions and tender offers for limited partnership interests. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

Liquidity and Capital Resources

The Partnership's primary sources of funds include interest income from investing available cash and the receipt of distributions from Local Partnerships in which the Partnership has invested. It is not expected that many of the Local Partnerships in which the Partnership invested will generate cash from operations sufficient to provide distributions to the Limited Partners.
Such cash from operations, if any, would first be used to meet operating expenses of the Local Partnerships. The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner. The Partnership's cash reserves as of June 30, 2005 were approximately $386,000. In order to replenish the Partnership's reserves, the Partnership relies on additional cash from sales and refinancings of certain properties owned by Local Partnerships and through sales of the Partnership's limited partner interests in Local Partnerships.

Cash and cash equivalents are on deposit with a financial institution earning interest at market rates. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

In February 2005, the Partnership sold its remaining limited partnership interests in Mountain View I and II for approximately $550,000. After applying the proceeds received against advances receivable and the Partnership's investment in these Local Partnerships, the Partnership recognized a gain on the sale of limited partnership interests of approximately $404,000 during the six months ended June 30, 2005.

In March 2005, the Local Operating General Partner of Countryview Columbus sold the property to a third party. After the repayment of the mortgage encumbering the property and accounts payable, the Local Partnership repaid the Partnership for advances of approximately $272,000 for advances made to the Local Partnership in 2004 and 2005. The Partnership received approximately $122,000 as repayment of advances made prior to 2004, which is included in distributions from limited partnerships recognized as income for the six months ended June 30, 2005, as the Partnership had no investment balance in this Local Partnership at June 30, 2005.

Distributions received from Local Partnerships are recognized as a return of capital until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. During the six months ended June 30, 2005 and 2004, the Partnership received distributions of approximately $98,000 and $60,000, respectively, from Local Partnerships in which it does not have an investment balance which were recognized as income.

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

Results of Operations

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to providing additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balances until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships. During the six months ended June 30, 2005 and 2004, the Partnership recognized equity in loss and amortization of acquisition costs of approximately $80,000 and $71,000, respectively, from Local Partnerships.

Distributions from the Local Partnerships in which the Partnership's investment in the Local Partnership has been reduced to zero were approximately $520,000 and $60,000 for the six months ended June 30, 2005 and 2004, respectively. Included in the distributions received during the six months ended June 30, 2005 were approximately $300,000 related to Rose City Village (see below) and approximately $122,000 related to Countryview Columbus (see below).

At June 30, 2005, the investment balance in 12 of the 15 Local Partnerships had been reduced to zero.

The Partnership's revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships. Interest income was approximately $3,000 for the six months ended June 30, 2005. Interest income was less than $1,000 for the six months ended June 30, 2004.

An annual management fee is payable to the General Partner of the Partnership and is calculated at 0.5 percent of the original invested assets of the remaining partnerships. The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $145,000 and $148,000 for the six months ended June 30, 2005 and 2004, respectively.

Operating  expenses,  exclusive  of the  management  fee,  consist  of legal and accounting fees for services rendered to the Partnership, general and administrative expenses and interest expense on advances from the General Partner. Legal and accounting fees were approximately $117,000 and $55,000 for the six months ended June 30, 2005 and 2004, respectively. The increase in legal and accounting expenses is primarily due to costs associated with the litigation involving Rose City Village (as discussed below). General and administrative expenses were approximately $37,000 and $44,000 for the six months ended June 30, 2005 and 2004, respectively. The decrease in general and administrative expenses is primarily due to a decrease in the costs associated with the preparation and filing of the Partnership's quarterly and annual financial statements.

At times, advances are made to the Local Partnerships in order to preserve the ability to receive applicable Tax Credits. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships. Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the six months ended June 30, 2005 and 2004, approximately $242,000 and $107,000, respectively, was advanced to the Local Partnerships, of which approximately $175,000 and $97,000, respectively, was charged to expense on the statements of operations included in Item 1 - "Financial Statements".

In general, in order to avoid recapture of Tax Credits, the Partnership does not expect that it will voluntarily dispose of its Local Partnership Interests or approve the sale by a Local Partnership of any Apartment Complex prior to the end of the applicable 15-year Compliance Period (although earlier dispositions of Historic Complexes may occur). Because of (i) the nature of the Apartment Complexes, (ii) the difficulty of predicting the resale market for low-income housing in the future, and (iii) the inability of the Partnership to directly cause the sale of Apartment Complexes by local general partners, but generally only to require such local general partners to use their respective best efforts to find a purchaser for the Apartment Complexes, it is not possible at this time to predict whether the liquidation of substantially all of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership Agreement will be able to be accomplished promptly at the end of the 15-year Compliance Period. If a Local Partnership is unable to sell an Apartment Complex, it is anticipated that the local general partner will either continue to operate such Apartment Complex or take such other actions as the local general partner believes to be in the best interest of the Local Partnership. In addition, circumstances beyond the control of the General Partner may occur during the Compliance Period which would require the Partnership to approve the disposition of an Apartment Complex prior to the end of the Compliance Period.

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

Summit I, II and III

The current local general partner, the Partnership and the previous local general partner entered into an agreement on May 31, 2005, in which the
Partnership  advanced  to Summit I and Summit  III  approximately  $100,000  and
$66,000, respectively, to cover a portion of delinquent property tax obligations, and the previous local general partner advanced the next two quarterly tax payments for the delinquent property taxes of approximately $27,000 for Summit I and $18,000 for Summit III. In addition, the previous local general partner has until February 24, 2006 to correct certain Section 42 non-compliance issues at all three properties as a result of Internal Revenue Service (the "IRS") recapture letters received in 2004. If the Section 42 non-compliance issues are resolved with the IRS and the Pennsylvania Housing Finance Agency prior to February 24, 2006, then the previous local general partner will be readmitted into all three Local Partnerships. If the Section 42 non-compliance issues cannot be resolved, the limited partners may be subject to the recapture of Tax Credits related to these Local Partnerships. The Partnership reserved for the advances made during the three and six months ended June 30, 2005, as the repayment of the advances is not probable.

Blue Lake

 In 2003, the property owned by the Local Partnership was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership has filed an action against the general partner of the Local Partnership. The Partnership had no investment in the Blue Lake Local Partnership at June 30, 2005. Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns.

Rose City Village

In 2003, the property owned by the Local Partnership was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership filed an action against the general partner of the Local Partnership. In May 2005, the Partnership and the General Partner of the Local Partnership reached a settlement through mediation. In consideration for a cash payment to the Partnership of $300,000 paid in May 2005, which is included in distributions from limited partnerships recognized as income for the three and six months ended June 30, 2005, the Partnership agreed to a full release of all claims against the general partner of the Local Partnership and to relinquish the Partnership's interest in the Local Partnership. Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for the tax credit recapture liability on their respective income tax returns. The Partnership had no investment in this Local Partnership at June 30, 2005.

Genoa Plaza

In June 2004, NTC withdrew as the Local Operating General Partner and was simultaneously re-admitted as a special limited partner. The replacement local operating general partner is not an affiliated party of the Partnership. In June 2004, the Partnership's LP interest was reduced to 20% and an unaffiliated entity was admitted as the 79% limited partner. In accordance with this change in local operating general partner, the new local operating general partner deposited $10,000 into a reserve account to be controlled by the Partnership. The funds in the reserve account are to be used to pay operating deficits during the Tax Credit Compliance period. In addition at any time after January 1, 2005, the new local operating general partner has the right but not the obligation to purchase the Local Partnership's property at the established fair market value or purchase the Partnership's and NTC's interest at a price equal to the amount each would have received upon a sale of the Local Partnership's property at the established fair market value. The replacement local operating general partner guaranteed funding of operating deficits throughout the remainder of the 15-year tax credit compliance period in consideration for its admission. The Partnership had no investment balance in this Local Partnership as of June 30, 2005.

Paris Hotel

In November 2004, the Local Operating General Partner acquired the Partnership's interest in the Local Partnership pursuant to the option it held. The Partnership had no investment in this Local Partnership as of June 30, 2005.

Dickens II

In January 2005, the Local Operating General Partner sold the property without the consent or knowledge of the Partnership. A recapture bond was not necessary as the Local Partnership was beyond the 15-year tax credit compliance period. The Partnership is currently evaluating its options, including litigation. The Partnership had no investment in this Local Partnership at June 30, 2005.

Mountain View I and II

In February 2005, the Partnership sold its remaining limited partnership interests in Mountain View I and II for approximately $550,000. After applying the proceeds received against advances receivable and the Partnership's investment in these Local Partnerships, the Partnership recognized a gain on the sale of limited partnership interests of approximately $404,000 during the six months ended June 30, 2005.

Countryview Columbus

In March 2005, the Local Operating General Partner sold the property to a third party. After the repayment of the mortgage encumbering the property and accounts payable, the Local Partnership repaid the Partnership for advances of approximately $272,000 made to the Local Partnership in 2004 and 2005. The Partnership received approximately $122,000 as repayment of advances made prior to 2004, which is included in distributions from limited partnerships recognized as income, as the Partnership had no investment in this Local Partnership at June 30, 2005.

Other

AIMCO and its affiliates owned 437 limited partnership interests in the Partnership representing 1.83% of the outstanding interests at June 30, 2005. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in nine VIEs for which the Partnership was not the primary beneficiary. During the six months ended June 30, 2005, the Partnership identified two additional VIEs in which it held a variable interest and was not the primary beneficiary. During the six months ended June 30, 2005, two Local Partnerships previously determined to be VIEs sold their respective investment properties, consisting of a total of 186 units. The remaining nine VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of nine apartment properties with a total of 426 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership's maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership's recorded investments in and receivables from those VIEs, which was approximately $924,000 at June 30, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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


                                    Date: August 12, 2005

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


Date:  August 12, 2005

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


Date:  August 12, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002




In connection with the Quarterly Report on Form 10-QSB of National Tax Credit Partners, L.P. (the "Partnership"), for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:


      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  August 12, 2005


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  August 12, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.