Form 10KSB
period 2005-12-31
NATIONAL TAX CREDIT PARTNERS L P
filed 2006-04-13
CIK 847415

__________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from _________to _________

                           Commission file number 0-18541

NATIONAL TAX CREDIT PARTNERS, L.P.

                  (Name of small business issuer in its charter)

California	95-3906167
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, PO Box 1089

Greenville, South Carolina 29602

(Address of principal executive offices)

Issuer's telephone number    (864) 239-1000

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Limited Partnership Units

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No [X]

State issuer's revenues for its most recent fiscal year.  $7,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2005.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

______________________________________________________________________________________________

DOCUMENTS INCORPORATED BY REFERENCE

NONE

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations.  Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation:  national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant’s financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

PART I

ITEM 1.

Description of Business

National Tax Credit Partners, L.P. ("NTCP" or the "Partnership") is a limited partnership formed under the laws of the State of California on March 7, 1989.  The Partnership was formed to invest primarily in other limited partnerships (the "Local Partnerships") which own or lease and operate multifamily housing complexes that are eligible for low-income housing tax credits, or in certain cases, historic rehabilitation tax credits (“Tax Credits”).  The general partner of the Partnership (the “General Partner”) is National Partnership Investments Corp. (“NAPICO”), a California corporation.  The business of the Partnership is conducted primarily by NAPICO.

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

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties, Inc. and its subsidiaries, including 100% of the outstanding capital stock of NAPICO.  Prior to March 11, 2002, Casden Properties, Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation, (“CIC”).  CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting common stock of NAPICO prior to March 11, 2002.

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

Laws benefiting disabled persons may result in the Local Partnerships' incurrence of unanticipated expenses.  Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped.  These and other Federal, state and local laws may require modifications to the Local Partnerships’ properties, or restrict renovations of the properties.  Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the General Partner believes that the Local Partnerships’ properties are substantially in compliance with present requirements, the Local Partnerships may incur unanticipated expenses to comply with the ADA and the FHAA.

The following is a schedule of the occupancy status as of December 31, 2005 and 2004, of the Apartment Complexes owned by Local Partnerships in which NTCP is a limited partner.

SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS

IN WHICH NTCP HAS AN INVESTMENT

DECEMBER 31, 2005

		Units
		Amortized For	Percentage of	Percentage of
		Rental	Total Units	Total Units
	No. of	Assistance Under	Occupied	Occupied
Name and Location	Units	Section 8	2005	2004

Apple Tree
Brigham City, UT	24	--	98%	95%

ComFed Qualified
Omaha, NE	116	--	87%	92%

Glenark
Woonsocket, RI	67	--	97%	99%

Grand Meadows
Grand Blanc, MI	64	--	94%	89%

Grinnell Park
Grinnell, IA	24	24	90%	74%

Kimberly Court
Seward, AK	24	--	94%	92%

North Liberty
North Liberty, IA	24	24	94%	77%

Rolling Hills
Santoga, PA	232	232	100%	99%

Summit I – Wallace
Philadelphia, PA	17	--	96%	98%

Summit II – Bergdoll
Philadelphia, PA	9	--	100%	92%

Summit III – Chandler
Philadelphia, PA	25	--	89%	96%

Torres de Plata I
Toa Alta, PR	72	--	75%	75%

Tyrone Elderly
Tyrone, PA	100	100	98%	93%

Vinton/Park School
Omaha, NE	44	--	85%	42%

TOTAL	842	380

Ownership Percentages

The following table details the Partnership ownership percentages of the Local Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Partnerships as of December 31, 2005.

		Original
		Cost of
	NTCP Percentage	Ownership	Mortgage
Partnership Name	Interest	Interest	Notes
		(in thousands)
Apple Tree	99%	$ 224	$ 870
Glenark	5%	3,200	(A)
Grand Meadows	98.90%	1,585	1,772
Grinnell Park	99%	192	573
Kimberly Court	99%	323	1,444
North Liberty	99%	144	582
Rolling Hills	99%	185	3,846
Summit I	99%	1,550	(A)
Summit II	99%	603	(A)
Summit III	99%	1,985	(A)
Torres de Plata I	99%	620	2,948
Tyrone Elderly	99%	850	2,839
Vinton/Park School	99%	1,147	(A)
Total – December 31, 2005		$12,608	$14,874

(A)

Information is not available.

The Partnership also has a 2.5% ownership interest in Comfed Qualified.

ITEM 2.

Description of Properties

See "Item 1. Description of Business" for the real estate owned by the Partnership through the ownership of limited partnership interests in Local Partnerships.

ITEM 3.

Legal Proceedings

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

ITEM 4.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the limited partners through the solicitation of proxies or otherwise during the quarter ended December 31, 2005.

PART II

ITEM 5.  Market for the Registrant's Partnership Interests and Related Partnership Matters

The Limited Partnership Interests (“LPI”) are not traded on a public exchange but were sold through a public offering managed by PaineWebber Incorporated.  It is not anticipated that any active public market will develop for the purchase and sale of any Limited Partnership Interest, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership.  Limited Partnership Interests may not be transferred but can be assigned only if certain requirements in the Partnership Agreement are satisfied.  At December 31, 2005, there were 3,597 registered holders of 23,899 Limited Partnership Interests in NTCP.  The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Partnerships and then such distributions, if any, may be limited.  Distributions have not been made from the inception of the Partnership to December 31, 2005.

AIMCO and its affiliates owned 437 limited partnership interests in the Partnership representing 1.83% of the outstanding interests at December 31, 2005. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Liquidity and Capital Resources

The Partnership’s primary sources of funds include interest income from investing available cash and the receipt of distributions from Local Partnerships in which the Partnership has invested. It is not expected that any of the Local Partnerships in which the Partnership invested will generate cash from operations sufficient to provide distributions to the Limited Partners.  Such cash from operations, if any, would first be used to meet operating expenses of the Partnership.  The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Partnerships and the Partnership.  These problems may result from a number of factors, many of which cannot be controlled by the General Partner. The Partnership’s cash reserves as of December 31, 2005 were approximately $136,000. In order to replenish the Partnership's reserves, the Partnership intends to generate additional cash from sales and refinancings of certain properties owned by

Local Partnerships and through sales of the Partnership’s limited partner interests in Local Partnerships.

Cash and cash equivalents are on deposit with a financial institution earning interest at market rates. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

In February 2005, the Partnership sold its remaining limited partnership interests in Mountain View I and II for approximately $550,000. After applying the proceeds received against advances receivable and the Partnership’s investment in these Local Partnerships, the Partnership recognized a gain on the sale of limited partnership interests of approximately $404,000 during the year ended December 31, 2005.

In March 2005, the Local Operating General Partner of Countryview Columbus sold the property to a third party. After the repayment of the mortgage encumbering the property and accounts payable, the Local Partnership repaid the Partnership for advances of approximately $272,000 made to the Local Partnership in 2004 and 2005. The Partnership received approximately $122,000 as repayment of advances made prior to 2004, which is included in distributions from limited partnerships recognized as income for the year ended December 31, 2005, as the Partnership had no investment in this Local Partnership at December 31, 2005.

Distributions received from Local Partnerships are recognized as a return of capital until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. During the years ended December 31, 2005 and 2004, the Partnership received distributions of approximately $98,000 and $61,000, respectively, from Local Partnerships in which it does not have an investment balance which were recognized as income.

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

Results of Operations

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships.  Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to providing additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balances until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  During the years ended December 31, 2005 and 2004, the Partnership recognized equity in loss of approximately $129,000 and $116,000, respectively, from Local Partnerships.  During the years ended December 31, 2005 and 2004, the Partnership recognized amortization of acquisition costs of approximately $16,000 and $15,000, respectively. During the years ended December 31, 2005 and 2004, the Partnership did not recognize equity in loss of approximately $625,000 and $837,000, respectively, as the Partnership's investment in certain Local Partnerships had been reduced to zero.

At December 31, 2005, the investment balance in 12 of the 14 Local Partnerships had been reduced to zero.

The Partnership’s revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships. Interest income was approximately $7,000 and less than $1,000 for the years ended December 31, 2005 and 2004, respectively.

An annual management fee is payable to the General Partner of the Partnership and is calculated at 0.5 percent of the original invested assets of the remaining partnerships. The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership’s initial investment in a Local Partnership.  Management fees were approximately $289,000 and $299,000 for the years ended December 31, 2005 and 2004, respectively. The decrease in the management fee is a result of the reduction in invested assets on which such fee is based, due to the loss of Paris Hotel in 2004.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership, general and administrative expenses, and interest expense on advances from the General Partner.  Legal and accounting fees were approximately $230,000 and $110,000 for the years ended December 31, 2005 and 2004, respectively.  The increase in legal and accounting expenses is primarily due to costs associated with the litigation involving Rose City Village (as discussed below).  General and administrative expenses were approximately $77,000 and $73,000 for the years ended December 31, 2005 and 2004, respectively.

At times, advances are made to the Local Partnerships in order to preserve the ability to receive applicable Tax Credits. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense.  During the years ended December 31, 2005 and 2004, approximately $246,000 and $286,000, respectively, was advanced to the Local Partnerships, approximately $179,000 and $71,000, respectively, of which was recognized as expense on the statements of operations included in “Item 7. Financial Statements”. During the years ended December 31, 2005 and 2004, approximately $282,000 and $10,000, respectively, of advances were repaid by Local Partnerships.

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

Summit I, II and III

The current local general partner, the Partnership and the previous local general partner entered into an agreement on May 31, 2005, in which the Partnership advanced to Summit I and Summit III approximately $100,000 and $66,000, respectively, to cover a portion of delinquent property tax obligations, and the previous local general partner advanced the next three quarterly tax payments for the delinquent property taxes of approximately $27,000 for Summit I and $18,000 for Summit III.  In addition, the previous local general partner has until May 24, 2006 to correct certain Section 42 non-compliance issues at all three properties as a result of Internal Revenue Service (the "IRS") recapture letters received in 2004.  If the Section 42 non-compliance issues are resolved with the IRS and the Pennsylvania Housing Finance Agency prior to May 24, 2006, then the previous local general partner will be readmitted into all three Local Partnerships.  If the Section 42 non-compliance issues cannot be resolved, the limited partners may be subject to the recapture of Tax Credits related to these Local Partnerships.  The Partnership reserved for the advances made during the year ended December 31, 2005, as the repayment of the advances is not probable.

Blue Lake

In 2003, the property owned by the Local Partnership was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership has filed an action against the general partner of the Local Partnership. The Partnership had no investment in the Blue Lake Local Partnership at December 31, 2005. Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns.

Rose City Village

In 2003, the property owned by the Local Partnership was sold without the consent or knowledge of the Partnership and without the requisite recapture bond.  The Partnership filed an action against the general partner of the Local Partnership. In May 2005, the Partnership and the General Partner of the Local Partnership reached a settlement through mediation.  In consideration for a cash payment to the Partnership of $300,000 paid in May 2005, which is included in distributions from limited partnerships recognized as income on the statements of operations included in “Item 7. Financial Statements” for the year ended December 31, 2005, the Partnership agreed to a full release of all claims against the general partner of the Local Partnership and to relinquish the Partnership’s interest in the Local Partnership.  Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for the tax credit recapture liability on their respective income tax returns. The Partnership had no investment in this Local Partnership at December 31, 2005.

Genoa Plaza

In June 2004, NTC withdrew as the Local Operating General Partner and was simultaneously re-admitted as a special limited partner. The replacement local operating general partner is not an affiliated party of the Partnership. The replacement local operating general partner guaranteed funding of operating deficits throughout the remainder of the 15-year tax credit compliance period in consideration for its admission. In June 2004, the Partnership’s LP interest was reduced to 20% and an unaffiliated entity was admitted as the 79% limited partner. In accordance with this change in local operating general partner, the new local operating general partner deposited $10,000 into a reserve account to be controlled by the Partnership. The funds in the reserve account were to be used to pay operating deficits during the Tax Credit Compliance period. In addition at any time after January 1, 2005, the new local operating general partner had the right but not the obligation to purchase the Local Partnership’s property at the established fair market value or purchase the Partnership’s and NTC’s interest at a price equal to the amount each would have received upon a sale of the Local Partnership’s property at the established fair market value. Accordingly, in October 2005, the new local operating general partner exercised this right and purchased the Partnership’s and NTC’s interest for approximately $2,000 which is included in gain on sale of limited partnership interests on the statements of operations included in “Item 7. Financial Statements”. In addition, the Partnership returned the approximately $10,000 in restricted cash to the new local operating general partner. The Partnership had no investment balance in this Local Partnership as of December 31, 2005.

Paris Hotel

In November 2004, the Local Operating General Partner acquired the Partnership’s interest in the Local Partnership pursuant to the option it held.  The Partnership had no investment in this Local Partnership as of December 31, 2005.

Dickens II

In January 2005, the Local Operating General Partner sold the property without the consent or knowledge of the Partnership.  A recapture bond was not necessary as the Local Partnership was beyond the 15-year tax credit compliance period. The Partnership is currently evaluating its options, including litigation.  The Partnership had no investment in this Local Partnership at December 31, 2005.

Mountain View I and II

In February 2005, the Partnership sold its remaining limited partnership interests in Mountain View I and II for approximately $550,000.  After applying the proceeds received against advances receivable and the Partnership’s investment in these Local Partnerships, the Partnership recognized a gain on the sale of limited partnership interests of approximately $404,000 during the year ended December 31, 2005.

Countryview/Columbus

In March 2005, the Local Operating General Partner, an affiliate of the General Partner, sold the property to a third party.  After the repayment of the mortgage encumbering the property and accounts payable, the Local Partnership repaid the Partnership for advances of approximately $272,000 made to the Local Partnership in 2004 and 2005. The Partnership received approximately $122,000 as repayment of advances made prior to 2004, which is included in distributions from limited partnerships recognized as income on the statements of operations included in “Item 7. Financial Statements”, as the Partnership had no investment in this Local Partnership at December 31, 2005.

Other

AIMCO and its affiliates owned 437 limited partnership interests in the Partnership representing 1.83% of the outstanding interests at December 31, 2005. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

FASB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (or “FIN 46”) and applied its requirements to all Local Partnerships in which the Partnership held a variable interest.  FIN 46 addresses the consolidation by business enterprises of variable interest entities.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:  (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.

Upon adoption of FIN 46, the Partnership determined it held variable interests in nine VIEs for which the Partnership was not the primary beneficiary.  During the year ended December 31, 2005, the Partnership identified two additional VIEs in which it held a variable interest and was not the primary beneficiary.  During the year ended December 31, 2005, two Local Partnerships previously determined to be VIEs sold their respective investment properties, consisting of a total of 186 units.  The remaining nine VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of nine apartment properties with a total of 426 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $940,000 at December 31, 2005.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note 1 – Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements".  The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas.   The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships. Accordingly, the Partnership accounts for its investments, with the exception of one Local Partnership, in the Local Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage (between 5% and 99%). The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Partnership.

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges. See “Item 7. Financial Statements, Note 1 – Organization and Summary of Significant Accounting Policies” for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income on the accompanying statements of operations.

For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Partnerships.  Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.

ITEM 7.

Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2005

Statements of Operations - Years ended December 31, 2005 and 2004

Statements of Partners' (Deficiency) Capital - Years ended December 31, 2005 and 2004

Statements of Cash Flows - Years ended December 31, 2005 and 2004

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

National Tax Credit Partners, L.P.

We have audited the accompanying balance sheet of National Tax Credit Partners, L.P. as of December 31, 2005, and the related statements of operations, partners' (deficiency) capital and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).   Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Tax Credit Partners, L.P. as of December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

April 4, 2006

NATIONAL TAX CREDIT PARTNERS, L.P.

BALANCE SHEET

December 31, 2005
(in thousands)

Assets

Investments in and advances to limited partnerships (Note 2)		$ 940
Cash and cash equivalents		136

Total assets		$ 1,076

Liabilities and partners' (deficiency) capital

Liabilities:
Accounts payable and accrued expenses		$ 56
Accrued fees due to affiliates (Note 3)		144
Contingencies (Note 5)

Partners' (deficiency) capital
General partner	$ (510)
Limited partners	1,386	876

Total liabilities and partners' (deficiency) capital		$ 1,076

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF OPERATIONS
(in thousands, except per interest data)

	Years Ended December 31,
	2005	2004
Revenues:
Interest income	$ 7	$ --

Operating expenses:
Management fees - partners (Note 3)	289	299
Legal and accounting	230	110
General and administrative (Note 3)	77	73
Interest (Note 3)	5	3
Total operating expenses	601	485

Loss from Partnership operations	(594)	(485)
Gain on sale of limited partnership interests
(Note 2)	406	--
Distributions from limited partnerships recognized
as income (Note 2)	520	61
Advances to limited partnerships charged to expense
(Note 2)	(179)	(71)
Equity in loss of limited partnerships and
amortization of acquisition costs (Note 2)	(145)	(131)

Net income (loss)	$ 8	$ (626)

Net income (loss) allocated to general partner (1%)	$ --	$ (6)
Net income (loss) allocated to limited partners (99%)	8	(620)
	$ 8	$ (626)

Net income (loss) per limited partnership interest	$ 0.33	$ (25.94)

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(in thousands, except interest data)

	General	Limited
	Partner	Partners	Total

Partnership interests		23,899

Partners' (deficiency) capital,
December 31, 2003	$ (504)	$ 1,998	$ 1,494

Net loss for the year ended
December 31, 2004	(6)	(620)	(626)

Partners' (deficiency) capital,
December 31, 2004	(510)	1,378	868

Net income for the year ended
December 31, 2005	--	8	8

Partners' (deficiency) capital,
December 31, 2005	$ (510)	$ 1,386	$ 876

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$ 8	$ (626)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Gain on sale of limited partnership interests	(406)	--
Equity in loss of limited partnerships and
amortization of acquisition costs	145	131
Advances to limited partnerships charged to expense	179	71
Changes in accounts:
Restricted cash	10	(10)
Accrued fees due to affiliates	(115)	259
Accounts payable and accrued expenses	(68)	71
Due to affiliate	(3)	3
Net cash used in operating activities	(250)	(101)

Cash flows from investing activities:
Distributions from limited partnerships recognized as a
reduction of investment balance	2	51
Proceeds from sale of limited partnership interests	542	--
Repayment of advances to limited partnerships	282	10
Advances to limited partnerships	(246)	(286)
Net cash provided by (used in) investing activities	580	(225)

Cash flows from financing activities:
Advances from General Partner	120	194
Payment of advances from General Partner	(314)	--
Net cash (used in) provided by financing activities	(194)	194

Net increase (decrease) in cash and cash equivalents	136	(132)
Cash and cash equivalents, beginning of year	--	132

Cash and cash equivalents, end of year	$ 136	$ --

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

Note 1 - Organization and Summary of Significant Accounting Policies

Organization

National Tax Credit Partners, L.P. (the "Partnership") was formed under the California Revised Limited Partnership Act and organized on March 7, 1989.  The Partnership was formed to invest primarily in other limited partnerships (the “Local Partnerships”) which own and operate multifamily housing complexes that are eligible for low income housing tax credits or, in certain cases, for historic rehabilitation tax credits.  The general partner of the Partnership (the "General Partner") is National Partnership Investments Corp., a California corporation ("NAPICO").  The General Partner is a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust. The business of the Partnership is conducted primarily by NAPICO.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and money market mutual funds.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.  Cash balances include approximately $136,000 at December 31, 2005 that are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No adjustments for impairment of value were recorded during the years ended December 31, 2005 or 2004.

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

FASB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (or “FIN 46”) and applied its requirements to all Local Partnerships in which the Partnership held a variable interest.  FIN 46 addresses the consolidation by business enterprises of variable interest entities.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:  (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.

Upon adoption of FIN 46, the Partnership determined it held variable interests in nine VIEs for which the Partnership was not the primary beneficiary.  During the year ended December 31, 2005, the Partnership identified two additional VIEs in which it held a variable interest and was not the primary beneficiary.  During the year ended December 31, 2005, two Local Partnerships previously determined to be VIEs sold their respective investment properties, consisting of a total of 186 units.  The remaining nine VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of nine apartment properties with a total of 426 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $940,000 at December 31, 2005.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Partnership’s financial condition or results of operations.

Note 2 - Investments in and Advances to Limited Partnerships

At December 31, 2005, the Partnership holds limited partnership interests in 14 Local Partnerships, located in seven states and Puerto Rico. At December 31, 2005, the Local Partnerships own residential projects consisting of 842 apartment units. The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

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

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships. Accordingly, the Partnership accounts for its investments in the Local Partnerships using the equity method, with the exception of Comfed Qualified, in which the Partnership has a 2.5% ownership interest and accounts for using the cost method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage (between 5% and 99%). The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Partnership.

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.

For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Partnerships.  Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.

As of December 31, 2005, the investment balance in 12 of the 14 Local Partnerships had been reduced to zero.

At times, advances are made to the Local Partnerships in order to preserve the ability to receive applicable Tax Credits. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense.  During the years ended December 31, 2005 and 2004, approximately $246,000 and $286,000, respectively, was advanced to the Local Partnerships, approximately $179,000 and $71,000, respectively, of which was recognized as expense on the accompanying statements of operations. During the years ended December 31, 2005 and 2004, approximately $282,000 and $10,000, respectively, of advances were repaid by Local Partnerships.

The following is a summary of the investments in Local Partnerships for the year ended December 31, 2005 (in thousands):

Investment balance, beginning of year	$ 1,223
Proceeds from sale of limited partnership interests	(136)
Equity in losses of limited partnerships	(129)
Amortization of acquisition costs	(16)
Distributions recognized as reduction of investment
balance	(2)
Investment balance, end of year	$ 940

The difference between the investment per the accompanying balance sheet at December 31, 2005 and the equity per the Local Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Partnerships, the Partnership’s recording of capital contributions payable to the Local Partnerships in its investment balance, costs capitalized to the investment account, cumulative distributions recognized as income and the recognition of impairment losses.

Summit I, II and III

The current local general partner, the Partnership and the previous local general partner entered into an agreement on May 31, 2005, in which the Partnership advanced to Summit I and Summit III approximately $100,000 and $66,000, respectively, to cover a portion of delinquent property tax obligations, and the previous local general partner advanced the next three quarterly tax payments for the delinquent property taxes of approximately $27,000 for Summit I and $18,000 for Summit III.  In addition, the previous local general partner has until May 24, 2006 to correct certain Section 42 non-compliance issues at all three properties as a result of Internal Revenue Service (the "IRS") recapture letters received in 2004.  If the Section 42 non-compliance issues are resolved with the IRS and the Pennsylvania Housing Finance Agency prior to May 24, 2006, then the previous local general partner will be readmitted into all three Local Partnerships.  If the Section 42 non-compliance issues cannot be resolved, the limited partners may be subject to the recapture of Tax Credits related to these Local Partnerships.  The Partnership reserved for the advances made during the year ended December 31, 2005, as the repayment of the advances is not probable.

Blue Lake

In 2003, the property owned by the Local Partnership was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership has filed an action against the general partner of the Local Partnership. The Partnership had no investment in the Blue Lake Local Partnership at December 31, 2005. Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns.

Rose City Village

In 2003, the property owned by the Local Partnership was sold without the consent or knowledge of the Partnership and without the requisite recapture bond.  The Partnership filed an action against the general partner of the Local Partnership. In May 2005, the Partnership and the General Partner of the Local Partnership reached a settlement through mediation.  In consideration for a cash payment to the Partnership of $300,000 paid in May 2005, which is included in distributions from limited partnerships recognized as income for the year ended December 31, 2005, the Partnership agreed to a full release of all claims against the general partner of the Local Partnership and to relinquish the Partnership’s interest in the Local Partnership.  Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for the tax credit recapture liability on their respective income tax returns. The Partnership had no investment in this Local Partnership at December 31, 2005.

Genoa Plaza

In June 2004, NTC withdrew as the Local Operating General Partner and was simultaneously re-admitted as a special limited partner. The replacement local operating general partner is not an affiliated party of the Partnership. The replacement local operating general partner guaranteed funding of operating deficits throughout the remainder of the 15-year tax credit compliance period in consideration for its admission. In June 2004, the Partnership’s LP interest was reduced to 20% and an unaffiliated entity was admitted as the 79% limited partner. In accordance with this change in local operating general partner, the new local operating general partner deposited $10,000 into a reserve account to be controlled by the Partnership. The funds in the reserve account were to be used to pay operating deficits during the Tax Credit Compliance period. In addition at any time after January 1, 2005, the new local operating general partner had the right but not the obligation to purchase the Local Partnership’s property at the established fair market value or purchase the Partnership’s and NTC’s interest at a price equal to the amount each would have received upon a sale of the Local Partnership’s property at the established fair market value. Accordingly, in October 2005, the new local operating general partner exercised this right and purchased the Partnership’s and NTC’s interest for approximately $2,000, which is included in gain on sale of limited partnership interests. In addition, the Partnership returned the approximately $10,000 in restricted cash to the new local operating general partner. The Partnership had no investment balance in this Local Partnership as of December 31, 2005.

Paris Hotel

In November 2004, the Local Operating General Partner acquired the Partnership’s interest in the Local Partnership pursuant to the option it held.  The Partnership had no investment in this Local Partnership as of December 31, 2005.

Dickens II

In January 2005, the Local Operating General Partner sold the property without the consent or knowledge of the Partnership.  A recapture bond was not necessary as the Local Partnership was beyond the 15-year tax credit compliance period. The Partnership is currently evaluating its options, including litigation.  The Partnership had no investment in this Local Partnership at December 31, 2005.

Mountain View I and II

In February 2005, the Partnership sold its remaining limited partnership interests in Mountain View I and II for approximately $550,000.  After applying the proceeds received against advances receivable and the Partnership’s investment in these Local Partnerships, the Partnership recognized a gain on the sale of limited partnership interests of approximately $404,000 during the year ended December 31, 2005.

Countryview/Columbus

In March 2005, the Local Operating General Partner, an affiliate of the General Partner, sold the property to a third party. After the repayment of the mortgage encumbering the property and accounts payable, the Local Partnership repaid the Partnership for advances of approximately $272,000 made to the Local Partnership in 2004 and 2005. The Partnership received approximately $122,000 as repayment of advances made prior to 2004, which is included in distributions from limited partnerships recognized as income, as the Partnership had no investment in this Local Partnership at December 31, 2005.

Investee Data

The Partnership’s value of its investments and its equity in the income/losses and distributions from the Local Partnerships are, for certain Local Partnerships, individually not material to the overall financial position of the Partnership. The financial information from the unaudited combined financial statements of such Local Partnerships at December 31, 2005 and for each of the two years in the period then ended is presented below. The Partnership’s value of its investment in the Grand Meadows II Limited Dividend Housing Association Limited Partnership and the Tyrone Elderly Limited Partnership (collectively, the “Material Investees”) is material to its financial position and the amounts included below for these specific Local Partnerships are included on an audited basis (2004 amounts have been restated to exclude the operations of Countryview/Columbus and Dickens, which sold their investment properties during the year ended December 31, 2005, and Genoa Plaza and Mountain View I and II, for which the Partnership sold its limited partnership interests during the year ended December 31, 2005).

CONDENSED BALANCE SHEETS

OF THE LOCAL LIMITED PARTNERSHIPS

December 31, 2005

(in thousands)

	Material
Assets:	Investees	Unaudited	Total
Land	$ 230	$ 1,365	$ 1,595
Buildings and improvements, net of
accumulated depreciation	4,956	10,956	15,912
Other assets	784	1,874	2,658
Total Assets	$ 5,970	$14,195	$20,165
Liabilities and Partner's Equity (Deficit):
Liabilities:
Mortgages notes payable	$ 4,611	$10,263	$14,874
Other liabilities	431	11,490	11,921
	5,042	21,753	26,795
Partner's Equity (Deficit)	928	(7,558)	(6,630)

Total Liabilities and Partners' Equity (Deficit)	$ 5,970	$14,195	$20,165

	Years Ended December 31,
	2005			2004	2004	2004
	Material	2005	2005	Material	Unaudited	Total
	Investees	Unaudited	Total	Investees	(Restated)	(Restated)
Revenues:
Rental and other income	$ 1,258	$ 3,076	$ 4,334	$ 1,170	$ 3,007	$ 4,177
Expenses:
Operating expenses	700	2,035	2,735	622	1,871	2,493
Financial expenses	390	1,170	1,560	405	1,339	1,744
Depreciation and amortization	266	631	897	251	606	857
Total Expenses	1,356	3,836	5,192	1,278	3,816	5,094
Net loss	$ (98)	$ (760)	$ (858)	$ (108)	$ (809)	$ (917)

An affiliate of the General Partner managed two properties owned by Local Partnerships during the years ended December 31, 2005 and 2004.  The Local Partnerships pay the affiliate property management fees in the amount of 5 percent of their gross rental revenues.  The amounts paid were approximately $43,000 and $62,000 for the years ended December 31, 2005 and 2004, respectively.

Note 3 - Transactions with Affiliated Parties

Under the terms of the Amended and Restated Agreement of the Limited Partnership, the Partnership is obligated to the General Partner for the following fees:

(a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner.  For the years ended December 31, 2005 and 2004, approximately $289,000 and $299,000, respectively, have been expensed.  At December 31, 2005, approximately $121,000 is owed to the General Partner and is included in accrued fees due to affiliates.

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

(c) The Partnership reimburses NAPICO for certain expenses.  The reimbursement to NAPICO was approximately $49,000 for each of the years ended December 31, 2005 and 2004, respectively, and is included in general and administrative expenses. At December 31, 2005, approximately $23,000 is owed to NAPICO and is included in accrued fees due to affiliates.

During the years ended December 31, 2005 and 2004 the General Partner advanced approximately $120,000 and $194,000, respectively, to the Partnership to fund operating expenses and advances to Countryview/Columbus and Vinton/Park School. These advances bore interest at the prime rate plus 2%. Interest expense was approximately $5,000 and $3,000 for the years ended December 31, 2005 and 2004, respectively. During the year ended December 31, 2005, the Partnership made payments of principal of approximately $314,000 and accrued interest of approximately $8,000 to an affiliate of the General Partner from proceeds from the sale of the Partnership’s interests in Mountain View I and II. At December 31, 2005, there were no advances or related accrued interest owed to an affiliate of the General Partner.

NTC, or another affiliate of the General Partner, is the Local Operating General Partner in six of the Partnership's 14 Local Partnerships.  In addition, NTC is either a special limited partner or an administrative general partner in each Local Partnership.

AIMCO and its affiliates owned 437 limited partnership interests in the Partnership representing 1.83% of the outstanding interests at December 31, 2005. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note 4 - Income Taxes

The Partnership is not taxed on its income.  The partners are taxed in their individual capacities based on their distributive share of the Partnership’s taxable income or loss and are allowed the benefits to be derived from off-setting their distributive share of the tax losses against taxable income from other sources subject to passive loss limitations.  The taxable income or loss differs from amounts included in the statements of operations because different methods are used in determining the losses of the Local Limited Partnerships as discussed below.  The tax loss is allocated to the partner groups in accordance with Section 704 (b) of the Internal Revenue Code and therefore is not necessarily proportionate to the interest percentage owned.

A reconciliation follows:

	Years Ended December 31,
	2005	2004
	(in thousands)

Net income (loss) per financial statements	$ 8	$ (626)
Gain/loss on sale of investment	(397)	--
Partnership fees	(102)	223
Other	168	(157)
Partnership's share of limited local
partnership	(2,329)	(1,580)
Loss per preliminary tax return	$ (2,652)	$(2,140)
Preliminary taxable loss per limited
partnership interest	$(110.71)	$ (89)

The following is a reconciliation between the Partnership’s reported amounts and the federal tax basis of net assets:

December 31, 2005
(in thousands)
Net assets as reported	$ 876
Add (deduct):
Intangible (net)	3,671
Deferred offering costs	7,745
Investment in Partnerships	(12,640)
Other	835
Net assets – federal tax basis	$ 487

Note 5 - Contingencies

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

SEC Investigation

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

Note 6 - Real Estate and Accumulated Depreciation of Local Partnerships in which NTCP Has Invested as of December 31, 2005

		Gross Amount At Which Carried
		at December 31, 2005 (1)
		(in thousands)

			Buildings
			And
			Related
	Mortgage		Personal		Accumulated
Description	Notes	Land	Property	Total	Depreciation
					(in thousands)
Appletree Apts.	$ 870	$ 74	$ 1,262	$ 1,336	$ 536
Glenark Apts. (A)	--	--	--	--	--
Grand Meadows Apts.(B)	1,772	112	3,522	3,634	1,539
Grinnell Park Apts.	573	48	812	860	354
Kimberly Court Apts.	1,444	234	1,779	2,013	792
North Liberty Apts.	582	48	740	788	354
Rolling Hills Apts.	3,846	800	12,057	12,857	5,294
Summit I Apts. (A)	--	--	--	--	--
Summit II Apts. (A)	--	--	--	--	--
Summit III Apts. (A)	--	--	--	--	--
Torres de Plata I	2,948	161	3,750	3,911	2,114
Tyrone Elderly (B)	2,839	118	5,140	5,258	2,167
Vinton/Park School (A)	--	--	--	--	--
	$14,874	$ 1,595	$29,062	$30,657	$13,150

(A) Information is not available for this entity.

(B) Material Investees

(1) All amounts are unaudited except for those amounts relative to the Material Investees –     see Note 2.

Reconciliation of real estate (all amounts are unaudited except for those amounts relative to the Material Investees – see Note 2) (in thousands)

	Years Ended December 31,
	2005			2004
	Material	2005	2005	Material	2004	2004
	Investees	Unaudited	Total	Investees	Unaudited	Total
Balance at beginning of year	$20,132	$30,157	$ 50,289	$19,925	$31,748	$51,673
Improvements (disposals)
during the year	53	164	217	207	127	334
Disposals of rental properties	(11,293)	(8,556)	(19,849)	--	(1,718)	(1,718)
Balance at end of year	$ 8,892	$21,765	$ 30,657	$20,132	$30,157	$50,289

Reconciliation of accumulated depreciation (all amounts are unaudited except for those amounts relative to the Material Investees – see Note 2) (in thousands)

	Years Ended December 31,
	2005			2004
	Material	2005	2005	Material	2004	2004
	Investees	Unaudited	Total	Investees	Unaudited	Total
Balance at beginning of year	$ 7,208	$10,835	$18,043	$ 6,695	$10,574	$17,269
Depreciation expense for
the year	266	631	897	513	827	1,340
Disposals of rental properties	(3,768)	(2,022)	(5,790)	--	(566)	(566)
Balance at end of year	$ 3,706	$ 9,444	$13,150	$ 7,208	$10,835	$18,043

ITEM 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 8a.

Controls and Procedures

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 8b.

Other Information

On March 6, 2006, Brian H. Shuman, 43, elected to step down as Chief Financial Officer of the Partnership’s General Partner, effective immediately.  On March 6, 2006, Kathleen Danilchick assumed the role of Chief Financial Officer of the Partnership’s General Partner.   Ms. Danilchick has previously served as Vice President, Capital Markets of an affiliate of the Partnership’s General Partner since December 2005.

PART III

ITEM 9.

Directors and Executive Officers of the Registrant

National Tax Credit Partners, L.P. (the “Partnership” or the “Registrant”) has no directors or officers.  The general partner responsible for conducting the business of the Partnership is National Partnership Investments Corp a California Corporation (“NAPICO” or the “General Partner”).

The names and ages of, as well as the positions and offices held by, the present directors and officers of NAPICO are set forth below:  The General Partner manages and controls substantially all of the Partnership’s affairs and has general responsibility and ultimate authority in all matters affecting its business.   There are no family relationships between or among any directors or officers.

Harry G. Alcock	43	Executive Vice President and
		Director
David R. Robertson	39	President, Chief Executive Officer
		and Director
Jeffrey H. Sussman	40	Senior Vice President, General
		Counsel and Secretary
Kathleen Danilchick	36	Senior Vice President and
		Chief Financial Officer

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

David R. Robertson has been President, Chief Executive Officer and a Director of the General Partner since October 2002. Mr. Robertson has been an Executive Vice President of AIMCO since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002.  Mr. Robertson is responsible for property operations, asset management and transaction activities within AIMCO Capital’s portfolio of affordable properties, and for redevelopment and construction activities for both the conventional and affordable property portfolios.  Since February 1996, Mr. Robertson has been Chairman and Chief Executive Officer of Robeks Corporation, a privately held chain of specialty food stores.

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

Kathleen Danilchick has been Senior Vice President and Chief Financial Officer of the General Partner since March 2006 and joined AIMCO in December 2005 as a Vice President in Capital Markets.  Ms. Danilchick is responsible for the financial affairs of NAPICO as well as the limited partnerships sponsored by it.  From January 2003 through October 2005 Ms. Danilchick was a Vice President at The Lionstone Group, a real estate investment firm, where she was responsible for the supervision and management of all aspects of the national office investment program.   Prior to joining The Lionstone Group, Ms. Danilchick was a Vice President for the Morgan Stanley Real Estate Funds in London, England.

The board of directors of the General Partner does not have a separate audit committee. As such, the board of directors of the General Partner fulfills the functions of an audit committee. The board of directors has determined that Kathleen Danilchick meets the requirement of an "audit committee financial expert".

The directors and officers of the General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

ITEM 10.

Executive Compensation

None of the directors and officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2005.

ITEM 11.

Security Ownership of Certain Beneficial Owners and Management

(a)

Security Ownership of Certain Beneficial Owners

The General Partner owns all of the outstanding general partnership interests of NTCP;  no person is known to own beneficially in excess of 5 percent of the outstanding Limited Partnership Interests.

(b)

None of the officers or directors of the General Partner own directly or beneficially any Limited Partnership Interests in NTCP.

ITEM 12.

Certain Relationships and Related Transactions

Under the terms of the Amended and Restated Agreement of the Limited Partnership, the Partnership is obligated to the General Partner for the following fees:

(a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner.  For the years ended December 31, 2005 and 2004, approximately $289,000 and $299,000, respectively, have been expensed.  At December 31, 2005, approximately $121,000 is owed to the General Partner and is included in accrued fees due to affiliates on the balance sheet included in “Item 7. Financial Statements”.

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

(c) The Partnership reimburses NAPICO for certain expenses.  The reimbursement to NAPICO was approximately $49,000 for each of the years ended December 31, 2005 and 2004, respectively, and is included in general and administrative expenses. At December 31, 2005, approximately $23,000 is owed to NAPICO and is included in accrued fees due to affiliates on the balance sheet included in “Item 7. Financial Statements”.

During the years ended December 31, 2005 and 2004 the General Partner advanced approximately $120,000 and $194,000, respectively, to the Partnership to fund operating expenses and advances to Countryview/Columbus and Vinton/Park School. These advances bore interest at the prime rate plus 2%. Interest expense was approximately $5,000 and $3,000 for the years ended December 31, 2005 and 2004, respectively. During the year ended December 31, 2005, the Partnership made payments of principal of approximately $314,000 and accrued interest of approximately $8,000 to an affiliate of the General Partner from proceeds from the sale of the Partnership’s interests in Mountain View I and II. At December 31, 2005, there were no advances or related accrued interest owed to an affiliate of the General Partner.

NTC, or another affiliate of the General Partner, is the Local Operating General Partner in six of the Partnership's 14 Local Partnerships.  In addition, NTC is either a special limited partner or an administrative general partner in each Local Partnership.

AIMCO and its affiliates owned 437 limited partnership interests in the Partnership representing 1.83% of the outstanding interests at December 31, 2005. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

ITEM 13.

Exhibits

See Exhibit Index.

ITEM 14.

Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2006.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2005 and 2004 are described below.

Audit Fees.  Fees for audit services totaled approximately $49,000 for each of the years 2005 and 2004. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $20,000 and $19,000 for 2005 and 2004, respectively.

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

By: /s/Kathleen Danilchick
Kathleen Danilchick
Senior Vice President and
Chief Financial Officer

Date: April 12, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: April 12, 2006
Harry G. Alcock	Vice President

/s/David R. Robertson	Director, President and Chief	Date: April 12, 2006
David R. Robertson	Executive Officer

/s/Kathleen Danilchick	Senior Vice President and	Date: April 12, 2006
Kathleen Danilchick	Chief Financial Officer

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

Date:  April 12, 2005

/s/David R. Robertson

David R. Robertson

President and Chief Executive Officer of National Partnership Investments Corp., equivalent of the chief executive officer of the Partnership

Exhibit 31.2

CERTIFICATION

I, Kathleen Danilchick, certify that:

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

Date:  April 12, 2005

/s/Kathleen  Danilchick

Kathleen Danilchick

Senior Vice President and Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of National Tax Credit Partners, L.P. (the "Partnership"), for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Kathleen Danilchick, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: April 12, 2006

/s/Kathleen Danilchick
Name: Kathleen Danilchick
Date: April 12, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.