Form 10QSB
period 2006-03-31
NATIONAL TAX CREDIT PARTNERS L P
filed 2006-05-05
CIK 847415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2006

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NATIONAL TAX CREDIT PARTNERS, L.P.

BALANCE SHEET

MARCH 31, 2006
(Unaudited)
(in thousands)

Assets

Investments in and advances to limited partnerships (Note 2)		$ 911
Cash and cash equivalents		69
Total assets		$ 980

Liabilities and partners' (deficiency) capital

Liabilities:
Accounts payable and accrued expenses		$ 33
Accrued fees due to affiliates (Note 3)		212

Contingencies (Note 4)

Partners' (deficiency) capital:
General partner	$ (511)
Limited partners	1,246	735
Total liabilities and partners' (deficiency) capital		$ 980

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF OPERATIONS

(Unaudited)
(in thousands, except per interest data)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Interest Income	$ 1	$ --

Operating Expenses:
Management fees - partners (Note 3)	54	72
General and administrative (Note 3)	29	20
Legal and accounting	26	55
Interest (Note 3)	--	5
Total operating expenses	109	152

Loss from Partnership operations	(108)	(152)
Gain on sale of limited partnership
interests (Note 2)	--	404
Distributions from limited partnerships
recognized as income (Note 2)	2	92
Advances to limited partnerships
charged to expense (Note 2)	(6)	(9)
Equity in loss of limited partnerships
and amortization of acquisition costs
(Note 2)	(29)	(33)

Net (loss) income	$ (141)	$ 302

Net (loss) income allocated to general
partner (1%)	$ (1)	$ 3
Net (loss) income allocated to limited
partners (99%)	(140)	299

	$ (141)	$ 302
Net (loss) income per limited
partnership interest (Note 1)	$ (5.86)	$ 12.51

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)
(in thousands, except interest data)

	General	Limited
	Partner	Partners	Total

Partnership interests		23,899

Partners' (deficiency) capital,
December 31, 2005	$(510)	$ 1,386	$ 876

Net loss for the three months
ended March 31, 2006	(1)	(140)	(141)

Partners' (deficiency) capital,
March 31, 2006	$(511)	$ 1,246	$ 735

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$ (141)	$ 302
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Gain on sale of limited partnership interests	--	(404)
Equity in loss of limited partnerships and amortization
of acquisition costs	29	33
Advances to limited partnerships charged to expense	6	9
Changes in accounts:
Accounts payable and accrued expenses	(23)	24
Due to affiliate	--	(3)
Accrued fees due to affiliates	68	(209)
Net cash used in operating activities	(61)	(248)

Cash flows from investing activities:
Proceeds from sale of partnership interests	--	540
Advances to limited partnerships	(6)	(76)
Repayment of advances to limited partnerships	--	282
Net cash (used in) provided by investing activities	(6)	746

Cash flows from financing activities:
Advances from General Partner	--	120
Payment of advances from General Partner	--	(314)
Net cash used in financing activities	--	(194)

Net (decrease) increase in cash and cash equivalents	(67)	304

Cash and cash equivalents, beginning of period	136	--

Cash and cash equivalents, end of period	$ 69	$ 304

Supplemental disclosure of cash flow information:
Cash paid for interest	$ --	$ 8

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements.  Accordingly, the unaudited financial statements included herein should be reviewed in conjunction with the audited financial statements and related notes thereto contained in the National Tax Credit Partners, L.P. (the "Partnership" or "Registrant") Annual Report for the fiscal year ended December 31, 2005.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end.  The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2006, and the results of operations and changes in cash flows for the three months ended March 31, 2006 and 2005, respectively.

Organization

The Partnership, formed under the California Revised Limited Partnership Act, was organized on March 7, 1989.  The Partnership was formed to invest primarily in other limited partnerships (the "Local Partnerships") which own or lease and operate multifamily housing complexes (“Apartment Complexes”) that are eligible for low-income housing tax credits or, in certain cases, historic rehabilitation tax credits ("Tax Credits").  The general partner of the Partnership (the "General Partner") is National Partnership Investments Corp. ("NAPICO"), a California corporation.  The General Partner is a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

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

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No adjustments for impairment of value were recorded during the three months ended March 31, 2006 or 2005.

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

Net (Loss) Income Per Limited Partnership Interest

Net (loss) income per limited partnership interest was computed by dividing the limited partners’ share of net (loss) income by the number of limited partnership interests outstanding during the year. The number of limited partnership interests outstanding was 23,899 for both periods presented.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in nine VIEs for which the Partnership was not the primary beneficiary.  During the year ended December 31, 2005, the Partnership identified two additional VIEs in which it held a variable interest and was not the primary beneficiary.  During the year ended December 31, 2005, two Local Partnerships previously determined to be VIEs sold their respective investment properties, consisting of a total of 186 units.  The remaining nine VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of nine apartment properties with a total of 426 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $911,000 at March 31, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s financial condition or results of operations.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LIMITED PARTNERSHIPS

The Partnership currently holds limited partnership interests in fourteen Local Partnerships, located in seven states and Puerto Rico. At March 31, 2006, the Local Partnerships own residential projects consisting of 842 apartment units. The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

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

As of March 31, 2006, the investment balance in twelve of the fourteen Local Partnerships had been reduced to zero.

At times, advances are made to the Local Partnerships in order to preserve the ability to receive applicable Tax Credits. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the three months ended March 31, 2006 and 2005, approximately $6,000 and $76,000, respectively, was advanced to the Local Partnerships, of which approximately $6,000 and $9,000, respectively, was charged to expense on the accompanying statements of operations. During the three months ended March 31, 2005, approximately $282,000 of advances were repaid by Local Partnerships. No advances were repaid by Local Partnerships during the three months ended March 31, 2006.

The following is a summary of the investments in Local Partnerships for the three months ended March 31, 2006 (in thousands):

Investment balance, beginning of period	$ 940
Equity in losses of limited partnerships	(25)
Amortization of acquisition costs	(4)
Investment balance, end of period	$ 911

The following are estimated unaudited condensed combined statements of operations for the three months ended March 31, 2006 and 2005 for the Local Partnerships in which the Partnership has investments (2005 amounts have been restated to exclude the operations of Genoa Plaza, for which the Partnership sold its limited partnership interest during the year ended December 31, 2005) (in thousands):

	Three Months Ended
	March 31,
	2006	2005
		(Restated)
Revenues
Rental and other	$ 1,084	$ 1,044

Expenses
Depreciation	224	214
Interest	390	436
Operating	684	623
	1,298	1,273
Net loss	$ (214)	$ (229)

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

Blue Lake

In 2003, the property owned by the Local Partnership was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership has filed an action against the general partner of the Local Partnership. The Partnership had no investment in the Blue Lake Local Partnership at March 31, 2006. Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns.

Rose City Village

In 2003, the property owned by the Local Partnership was sold without the consent or knowledge of the Partnership and without the requisite recapture bond.  The Partnership filed an action against the general partner of the Local Partnership. In May 2005, the Partnership and the General Partner of the Local Partnership reached a settlement through mediation.  In consideration for a cash payment to the Partnership of $300,000 paid in May 2005, the Partnership agreed to a full release of all claims against the General Partner of the Local Partnership and to relinquish the Partnership’s interest in the Local Partnership.  Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for the tax credit recapture liability on their respective income tax returns. The Partnership had no investment in this Local Partnership at March 31, 2006.

Genoa Plaza

In June 2004, NTC withdrew as the Local Operating General Partner and was simultaneously re-admitted as a special limited partner. The replacement local operating general partner is not an affiliated party of the Partnership. The replacement local operating general partner guaranteed funding of operating deficits throughout the remainder of the 15-year tax credit compliance period in consideration for its admission. In June 2004, the Partnership’s LP interest was reduced to 20% and an unaffiliated entity was admitted as the 79% limited partner. In accordance with this change in local operating general partner, the new local operating general partner deposited $10,000 into a reserve account to be controlled by the Partnership. The funds in the reserve account were to be used to pay operating deficits during the Tax Credit Compliance period. In addition at any time after January 1, 2005, the new local operating general partner had the right but not the obligation to purchase the Local Partnership’s property at the established fair market value or purchase the Partnership’s and NTC’s interest at a price equal to the amount each would have received upon a sale of the Local Partnership’s property at the established fair market value. Accordingly, in October 2005, the new local operating general partner exercised this right and purchased the Partnership’s and NTC’s interest for approximately $2,000. In addition, the Partnership returned the approximately $10,000 in restricted cash to the new local operating general partner. The Partnership had no investment balance in this Local Partnership as of March 31, 2006.

Dickens II

In January 2005, the Local Operating General Partner sold the property without the consent or knowledge of the Partnership.  A recapture bond was not necessary as the Local Partnership was beyond the 15-year tax credit compliance period. The Partnership is currently evaluating its options, including litigation.  The Partnership had no investment in this Local Partnership at March 31, 2006.

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

Countryview Columbus

In March 2005, the Local Operating General Partner sold the property to a third party.  After the repayment of the mortgage encumbering the property and accounts payable, the Local Partnership repaid the Partnership for advances of approximately $272,000 made to the Local Partnership in 2004 and 2005. The Partnership received approximately $122,000 as repayment of advances made prior to 2004 during the year ended December 31, 2005. The Partnership had no investment balance in this Local Partnership at March 31, 2006.

Vinton/Park School

The Local Operating General Partner has offered to purchase the Partnership’s limited partnership interests in Vinton/Park School for approximately $16,000. The General Partner is currently reviewing the offer. The Partnership had no investment balance in this Local Partnership at March 31, 2006.

NOTE 3 – TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Amended and Restated Agreement of the Limited Partnership, the Partnership is obligated to the General Partner for the following fees:

(a)

An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) is payable to the General Partner. For the three months ended March 31, 2006 and 2005, approximately $54,000 and $72,000, respectively, have been expensed. At March 31, 2006, approximately $175,000 is owed to the General Partner and is included in accrued fees due to affiliates.

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

(c)

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $12,000 for each of the three months ended March 31, 2006 and 2005 and is included in general and administrative expenses.  At March 31, 2006, approximately $37,000 is owed to NAPICO and is included in accrued fees due to affiliates.

During the three months ended March 31, 2005, the General Partner advanced approximately $120,000 to the Partnership to fund operating expenses and advances to Countryview/Columbus.  These advances bore interest at the prime rate plus 2%. Interest expense was approximately $5,000 for the three months ended March 31, 2005.

During the three months ended March 31, 2005, the Partnership made payments of principal of approximately $314,000 and accrued interest of approximately $8,000 to an affiliate of the General Partner from proceeds from the sale of the Partnership’s interests in Mountain View I and II.  There were no such advances made by the General Partner to the Partnership during the three months ended March 31, 2006.  NTC, or another affiliate of the General Partner, is the Local Operating General Partner in six of the Partnership's fourteen Local Partnerships. In addition, NTC is either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner managed one and two properties owned by the Local Partnerships during the three months ended March 31, 2006 and 2005, respectively. The Local Partnerships pay the affiliate property management fees in the amount of 5 percent of their gross rental revenues.  The amounts paid were approximately $9,000 and $16,000 for the three months ended March 31, 2006 and 2005, respectively.  During the three months ended March 31, 2005, one of the two properties managed by an affiliate of the General Partner was sold by the Local Partnership.

NOTE 4 – CONTINGENCIES

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

Liquidity and Capital Resources

The Partnership’s primary sources of funds include interest income from investing available cash and the receipt of distributions from Local Partnerships in which the Partnership has invested. It is not expected that any of the Local Partnerships in which the Partnership invested will generate cash from operations sufficient to provide distributions to the Limited Partners.  Such cash from operations, if any, would first be used to meet operating expenses of the Partnership.  The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Partnerships and the Partnership.  These problems may result from a number of factors, many of which cannot be controlled by the General Partner. The Partnership’s cash reserves as of March 31, 2006 were approximately $69,000. In order to replenish the Partnership's reserves, the Partnership intends to generate additional cash from sales and refinancings of certain properties owned by Local Partnerships and through sales of the Partnership’s limited partner interests in Local Partnerships.

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

In March 2005, the Local Operating General Partner sold Countryview Columbus to a third party.  After the repayment of the mortgage encumbering the property and accounts payable, the Local Partnership repaid the Partnership for advances of approximately $272,000 made to the Local Partnership in 2004 and 2005. The Partnership received approximately $122,000 as repayment of advances made prior to 2004 during the year ended December 31, 2005. The Partnership had no investment balance in this Local Partnership at March 31, 2006.

Distributions received from Local Partnerships are recognized as a return of capital until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. During the three months ended March 31, 2006 and 2005, the Partnership received distributions of approximately $2,000 and $92,000, respectively, from Local Partnerships in which it does not have an investment balance which were recognized as income.

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

Results of Operations

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships.  Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to providing additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balances until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  During the three months ended March 31, 2006 and 2005, the Partnership recognized equity in loss and amortization of acquisition costs of approximately $29,000 and $33,000, respectively, from Local Partnerships.

At March 31, 2006, the investment balance in twelve of the fourteen Local Partnerships had been reduced to zero.

The Partnership’s revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships. Interest income was approximately $1,000 and less than $1,000, respectively, for the three months ended March 31, 2006 and 2005.

An annual management fee is payable to the General Partner and is calculated at 0.5 percent of the original invested assets of the remaining partnerships.  The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership’s initial investment in a Local Partnership.  Management fees were approximately $54,000 and $72,000 for the three months ended March 31, 2006 and 2005, respectively. The decrease in the management fee is a result of the reduction in invested assets on which such fee is based, due to the losses of Mountain View I and II, Countryview/Columbus, Dickens, and Genoa Plaza in 2005.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership, general and administrative expenses and interest expense on advances from the General Partner. Legal and accounting fees were approximately $26,000 and $55,000 for the three months ended March 31, 2006 and 2005, respectively.  The decrease in legal and accounting expenses is primarily due to costs associated with the litigation involving Rose City Village in 2005 (as discussed below).  General and administrative expenses were approximately $29,000 and $20,000 for the three months ended March 31, 2006 and 2005, respectively. The increase in general and administrative expenses is primarily due to the payment of an Illinois partnership tax during 2006.

At times, advances are made to the Local Partnerships in order to preserve the ability to receive applicable Tax Credits. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the three months ended March 31, 2006 and 2005, approximately $6,000 and $76,000, respectively, was advanced to the Local Partnerships, of which approximately $6,000 and $9,000, respectively, was charged to expense on the statements of operations included in Item 1 – “Financial Statements”. During the three months ended March 31, 2005, approximately $282,000 of advances were repaid by Local Partnerships. No advances were repaid by Local Partnerships during the three months ended March 31, 2006.

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

Blue Lake

In 2003, the property owned by the Local Partnership was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership has filed an action against the general partner of the Local Partnership. The Partnership had no investment in the Blue Lake Local Partnership at March 31, 2006. Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns.

Rose City Village

In 2003, the property owned by the Local Partnership was sold without the consent or knowledge of the Partnership and without the requisite recapture bond.  The Partnership filed an action against the general partner of the Local Partnership. In May 2005, the Partnership and the General Partner of the Local Partnership reached a settlement through mediation.  In consideration for a cash payment to the Partnership of $300,000 paid in May 2005, the Partnership agreed to a full release of all claims against the General Partner of the Local Partnership and to relinquish the Partnership’s interest in the Local Partnership.  Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for the tax credit recapture liability on their respective income tax returns. The Partnership had no investment in this Local Partnership at March 31, 2006.

Genoa Plaza

In June 2004, NTC withdrew as the Local Operating General Partner and was simultaneously re-admitted as a special limited partner. The replacement local operating general partner is not an affiliated party of the Partnership. The replacement local operating general partner guaranteed funding of operating deficits throughout the remainder of the 15-year tax credit compliance period in consideration for its admission. In June 2004, the Partnership’s LP interest was reduced to 20% and an unaffiliated entity was admitted as the 79% limited partner. In accordance with this change in local operating general partner, the new local operating general partner deposited $10,000 into a reserve account to be controlled by the Partnership. The funds in the reserve account were to be used to pay operating deficits during the Tax Credit Compliance period. In addition at any time after January 1, 2005, the new local operating general partner had the right but not the obligation to purchase the Local Partnership’s property at the established fair market value or purchase the Partnership’s and NTC’s interest at a price equal to the amount each would have received upon a sale of the Local Partnership’s property at the established fair market value. Accordingly, in October 2005, the new local operating general partner exercised this right and purchased the Partnership’s and NTC’s interest for approximately $2,000. In addition, the Partnership returned the approximately $10,000 in restricted cash to the new local operating general partner. The Partnership had no investment balance in this Local Partnership as of March 31, 2006.

Dickens II

In January 2005, the Local Operating General Partner sold the property without the consent or knowledge of the Partnership.  A recapture bond was not necessary as the Local Partnership was beyond the 15-year tax credit compliance period. The Partnership is currently evaluating its options, including litigation.  The Partnership had no investment in this Local Partnership at March 31, 2006.

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

Countryview Columbus

In March 2005, the Local Operating General Partner sold the property to a third party.  After the repayment of the mortgage encumbering the property and accounts payable, the Local Partnership repaid the Partnership for advances of approximately $272,000 made to the Local Partnership in 2004 and 2005. The Partnership received approximately $122,000 as repayment of advances made prior to 2004 during the year ended December 31, 2005. The Partnership had no investment balance in this Local Partnership at March 31, 2006.

Vinton/Park School

The Local Operating General Partner has offered to purchase the Partnership’s limited partnership interests in Vinton/Park School for approximately $16,000. The General Partner is currently reviewing the offer. The Partnership had no investment balance in this Local Partnership at March 31, 2006.

Other

AIMCO and its affiliates owned 437 limited partnership interests in the Partnership representing 1.83% of the outstanding interests at March 31, 2006. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in nine VIEs for which the Partnership was not the primary beneficiary.  During the year ended December 31, 2005, the Partnership identified two additional VIEs in which it held a variable interest and was not the primary beneficiary.  During the year ended December 31, 2005, two Local Partnerships previously determined to be VIEs sold their respective investment properties, consisting of a total of 186 units.  The remaining nine VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of nine apartment properties with a total of 426 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $911,000 at March 31, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Date: May 5, 2006

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

Date:  May 5, 2006

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

Date:  May 5, 2006

/s/Kathleen Danilchick

Kathleen Danilchick

Senior Vice President and Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of National Tax Credit Partners, L.P. (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Kathleen Danilchick, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: May 5, 2006

/s/Kathleen Danilchick
Name: Kathleen Danilchick
Date: May 5, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.