Form 10KSB
period 2006-12-31
NATIONAL TAX CREDIT PARTNERS L P
filed 2007-04-16
CIK 847415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $7,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2006.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership does not have any employees. Services are performed for the Partnership by the General Partner and agents retained by the General Partner.

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

The following is a schedule of the occupancy status as of December 31, 2006 and 2005, of the Apartment Complexes owned by Local Partnerships in which NTCP is a limited partner.

SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS

IN WHICH NTCP HAS AN INVESTMENT

DECEMBER 31, 2006

		Units
		Authorized For	Percentage of	Percentage of
		Rental	Total Units	Total Units
	No. of	Assistance Under	Occupied	Occupied
Name and Location	Units	Section 8 (A)	2006	2005

Apple Tree
Brigham City, UT	24	--	98%	98%

ComFed Qualified
Omaha, NE	116	--	84%	87%

Glenark
Woonsocket, RI	67	--	96%	97%

Grand Meadows
Grand Blanc, MI	64	--	98%	94%

Grinnell Park
Grinnell, IA	24	24	96%	90%

Kimberly Court
Seward, AK	24	--	97%	94%

North Liberty
North Liberty, IA	24	24	93%	94%

Rolling Hills
Santoga, PA	232	232	99%	100%

Summit I – Wallace
Philadelphia, PA	17	--	93%	96%

Summit II – Bergdoll
Philadelphia, PA	9	--	94%	100%

Summit III – Chandler
Philadelphia, PA	25	--	89%	89%

Torres de Plata I
Toa Alta, PR	72	--	100%	75%

Tyrone Elderly
Tyrone, PA	100	100	98%	98%

TOTAL	798	380

(A)

Section 8 of Title II of the Housing and Community Development Act of 1974.

Ownership Percentages

The following table details the Partnership ownership percentages of the Local Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Partnerships as of December 31, 2006.

		Original
		Cost of
	NTCP Percentage	Ownership	Mortgage
Partnership Name	Interest	Interest	Notes
		(in thousands)
Apple Tree Apartments	99%	$ 224	$ 864
Glenark Associates, LP	5%	3,200	(A)
Grand Meadows II LDHA LP	98.90%	1,585	1,743
Grinnell Park Apartments	99%	192	567
Seward Associates	99%	323	1,435
North Liberty Park, LP	99%	144	578
Rolling Hills Apartments, Ltd.	99%	185	3,617
Art Museum – Wallace	99%	1,550	(A)
Art Museum – Bergdoll	99%	603	(A)
Art Museum - Chandler	99%	1,985	(A)
Torres de Plata	99%	620	2,934
Tyrone Elderly	99%	850	2,755
Total – December 31, 2006		$11,461	$14,493

(A)

Information is not available.

The Partnership also has a 2.5% limited partner ownership interest in Comfed Qualified.

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

ITEM 4.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the limited partners through the solicitation of proxies or otherwise during the quarter ended December 31, 2006.

PART II

ITEM 5.

Market for the Registrant's Partnership Interests and Related Partnership Matters

The Limited Partnership Interests (“LPI”) are not traded on a public exchange but were sold through a public offering managed by PaineWebber Incorporated.  It is not anticipated that any active public market will develop for the purchase and sale of any Limited Partnership Interest, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership.  Limited Partnership Interests may not be transferred but can be assigned only if certain requirements in the Partnership Agreement are satisfied.  At December 31, 2006, there were 3,553 registered holders of 23,772 Limited Partnership Interests in NTCP. During the year ended December 31, 2006, the number of Limited Partnership Interests decreased by 127 units, due to limited partners abandoning their units. In abandoning his or her Limited Partnership Interests, a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment. The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Partnerships and then such distributions, if any, may be limited.  Distributions have not been made from the inception of the Partnership to December 31, 2006.

AIMCO and its affiliates owned 437 limited partnership interests in the Partnership representing 1.84% of the outstanding interests at December 31, 2006. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Liquidity and Capital Resources

The Partnership’s primary sources of funds include interest income from investing available cash and the receipt of distributions from Local Partnerships in which the Partnership has invested. It is not expected that any of the Local Partnerships in which the Partnership invested will generate cash from operations sufficient to provide distributions to the Limited Partners.  Such cash from operations, if any, would first be used to meet operating expenses of the Partnership.  The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Partnerships and the Partnership.  These problems may result from a number of factors, many of which cannot be controlled by the General Partner. The Partnership’s cash reserves as of December 31, 2006 were approximately $185,000. In order to replenish the Partnership's reserves, the Partnership intends to generate additional cash from sales and refinancings of certain properties owned by Local Partnerships and through sales of the Partnership’s limited partner interests in Local Partnerships.

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

In March 2005, the Local Operating General Partner sold Countryview Columbus to a third party.  After the repayment of the mortgage encumbering the property and accounts payable, the Local Partnership repaid the Partnership for advances of approximately $272,000 made to the Local Partnership in 2004 and 2005. The Partnership received approximately $122,000 as repayment of advances made prior to 2004 during the year ended December 31, 2005. The Partnership received approximately $99,000 as repayment of advances made prior to 2004 during the year ended December 31, 2006, which is included in distributions from limited partnerships recognized as income. The Partnership had no investment balance in this Local Partnership at December 31, 2006.

In July 2006, the Partnership sold its limited partnership interest in Vinton/Park School to the Local Operating General Partner for approximately $16,000. After applying approximately $7,000 of the proceeds against advances receivable, the Partnership recorded a gain on sale of limited partnership interest of approximately $9,000 during the year ended December 31, 2006. The Partnership had no investment balance in this Local Partnership at December 31, 2006.

Distributions received from Local Partnerships are recognized as a return of capital until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. During the years ended December 31, 2006 and 2005, the Partnership received distributions of approximately $161,000 and $520,000, respectively, from Local Partnerships in which it does not have an investment balance which were recognized as income.

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

Results of Operations

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to providing additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balances until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  During the years ended December 31, 2006 and 2005, the Partnership recognized equity in loss of approximately $76,000 and $129,000, respectively, from Local Partnerships.  During the years ended December 31, 2006 and 2005, the Partnership recognized amortization of acquisition costs of approximately $15,000 and $16,000, respectively. During the years ended December 31, 2006 and 2005, the Partnership did not recognize equity in loss of approximately $709,000 and $625,000, respectively, as the Partnership's investment in certain Local Partnerships had been reduced to zero.

At December 31, 2006, the investment balance in twelve of the thirteen Local Partnerships had been reduced to zero.

The Partnership’s revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships. Interest income was approximately $7,000 for each of the years ended December 31, 2006 and 2005.

An annual management fee is payable to the General Partner of the Partnership and is calculated at 0.5 percent of the original invested assets of the remaining partnerships. The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership’s initial investment in a Local Partnership.  Management fees were approximately $218,000 and $289,000 for the years ended December 31, 2006 and 2005, respectively. The decrease in the management fee is a result of the reduction in invested assets on which such fee is based, due to the disposition of the Partnership’s investment in Mountain View I and II, Countryview/Columbus, Dickens, and Genoa Plaza in 2005.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership, general and administrative expenses and interest expense on advances from the General Partner.  Legal and accounting fees were approximately $82,000 and $230,000 for the years ended December 31, 2006 and 2005, respectively.  The decrease in legal and accounting expenses is primarily due to costs associated with the litigation involving Rose City Village in 2005 (as discussed below). General and administrative expenses were approximately $82,000 and $77,000 for the years ended December 31, 2006 and 2005, respectively.

At times, advances are made to the Local Partnerships in order to preserve the ability to receive applicable Tax Credits. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense.  During the years ended December 31, 2006 and 2005, approximately $19,000 and $246,000, respectively, was advanced to the Local Partnerships, approximately $12,000 and $179,000, respectively, of which was recognized as expense on the statements of operations included in “Item 7. Financial Statements”. During the years ended December 31, 2006 and 2005, approximately $7,000 and $282,000, respectively, of advances were repaid by Local Partnerships.

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

Blue Lake

In 2003, the property owned by Blue Lake was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership has filed an action against the general partner of the Local Partnership. Trial is scheduled for May 14, 2007. The Partnership had no investment in the Blue Lake Local Partnership at December 31, 2006. Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns.

Rose City Village

In 2003, the property owned by Rose City Village was sold without the consent or knowledge of the Partnership and without the requisite recapture bond.  The Partnership filed an action against the general partner of the Local Partnership. In May 2005, the Partnership and the general partner of the Local Partnership reached a settlement through mediation.  In consideration for a cash payment to the Partnership of $300,000 paid in May 2005, which is included in distributions from limited partnerships recognized as income on the statements of operations included in “Item 7. Financial Statements” for the year ended December 31, 2005, the Partnership agreed to a full release of all claims against the general partner of the Local Partnership and to relinquish the Partnership’s interest in the Local Partnership.  Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for the tax credit recapture liability on their respective income tax returns. The Partnership had no investment in this Local Partnership at December 31, 2006.

Genoa Plaza

In June 2004, NTC withdrew as the Local Operating General Partner of Genoa Plaza and was simultaneously re-admitted as a special limited partner. The replacement local operating general partner is not an affiliated party of the Partnership. The replacement local operating general partner guaranteed funding of operating deficits throughout the remainder of the 15-year tax credit compliance period in consideration for its admission. In June 2004, the Partnership’s LP interest was reduced to 20% and an unaffiliated entity was admitted as the 79% limited partner. In accordance with this change in local operating general partner, the new local operating general partner deposited $10,000 into a reserve account to be controlled by the Partnership. The funds in the reserve account were to be used to pay operating deficits during the Tax Credit Compliance period. In addition at any time after January 1, 2005, the new local operating general partner had the right but not the obligation to purchase the Local Partnership’s property at the established fair market value or purchase the Partnership’s and NTC’s interest at a price equal to the amount each would have received upon a sale of the Local Partnership’s property at the established fair market value. Accordingly, in October 2005, the new local operating general partner exercised this right and purchased the Partnership’s and NTC’s interest for approximately $2,000, which is included in gain on sale of limited partnership interests on the statements of operations included in “Item 7. Financial Statements” for the year ended December 31, 2005. In addition, the Partnership returned the approximately $10,000 in restricted cash to the new local operating general partner. The Partnership had no investment balance in this Local Partnership as of December 31, 2006.

Dickens II

In January 2005, the Local Operating General Partner of Dickens II sold the property without the consent or knowledge of the Partnership.  A recapture bond was not necessary as the Local Partnership was beyond the 15-year tax credit compliance period. The Partnership is currently evaluating its options, including litigation.  The Partnership had no investment in this Local Partnership at December 31, 2006.

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

Countryview Columbus

In March 2005, the Local Operating General Partner of Countryview Columbus sold the property to a third party.  After the repayment of the mortgage encumbering the property and accounts payable, the Local Partnership repaid the Partnership for advances of approximately $272,000 made to the Local Partnership in 2004 and 2005. The Partnership received approximately $122,000 as repayment of advances made prior to 2004 during the year ended December 31, 2005. The Partnership received approximately $99,000 as repayment of advances made prior to 2004 during the year ended December 31, 2006, which is included in distributions from limited partnerships recognized as income on the statements of operations included in “Item 7. Financial Statements”. The Partnership had no investment balance in this Local Partnership at December 31, 2006.

Vinton/Park School

In July 2006, the Partnership sold its limited partnership interest in Vinton/Park School to the Local Operating General Partner for approximately $16,000. After applying approximately $7,000 of the proceeds against advances receivable, the Partnership recorded a gain on sale of limited partnership interest of approximately $9,000 during the year ended December 31, 2006. The Partnership had no investment balance in this Local Partnership at December 31, 2006.

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in unconsolidated Local Limited Partnerships, in which the Partnership’s ownership percentage ranges from 2.5% to 99%. However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 7. Financial Statements”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Limited Partnerships is limited to the recorded investments in and receivables from the Local Limited Partnerships.  See “Note 2 – Investments In and Advances to Local Limited Partnerships” of the financial statements in “Item 7. Financial Statements” for additional information about the Partnership’s investments in unconsolidated Local Limited Partnerships.

Other

AIMCO and its affiliates owned 437 limited partnership interests in the Partnership representing 1.84% of the outstanding interests at December 31, 2006. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in nine VIEs for which the Partnership was not the primary beneficiary.  During the year ended December 31, 2005, the Partnership identified two additional VIEs in which it held a variable interest and was not the primary beneficiary.  During the year ended December 31, 2005, two Local Partnerships previously determined to be VIEs sold their respective investment properties, consisting of a total of 186 units.  During the year ended December 31, 2006, the Partnership sold its interest in one Local Partnership previously determined to be a VIE, which owned a property consisting of 44 units. The remaining eight VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of eight apartment properties with a total of 382 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $849,000 at December 31, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments, with the exception of one Local Partnership, in the Local Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage (between 5% and 99%). The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Partnership.

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

Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2006

Statements of Operations - Years ended December 31, 2006 and 2005

Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2006 and 2005

Statements of Cash Flows - Years ended December 31, 2006 and 2005

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

National Tax Credit Partners, L.P.

We have audited the accompanying balance sheet of National Tax Credit Partners, L.P. as of December 31, 2006, and the related statements of operations, changes in partners' (deficiency) capital and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Tax Credit Partners, L.P. as of December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

April 14, 2007

NATIONAL TAX CREDIT PARTNERS, L.P.

BALANCE SHEET

December 31, 2006
(in thousands)

Assets

Investments in and advances to limited partnerships (Note 2)		$ 849
Cash and cash equivalents		185

Total assets		$ 1,034

Liabilities and partners' (deficiency) capital

Liabilities:
Accounts payable and accrued expenses		$ 49
Accrued fees due to affiliates (Note 3)		417
Contingencies (Note 5)

Partners' (deficiency) capital
General partner	$ (513)
Limited partners	1,081	568

Total liabilities and partners' (deficiency) capital		$ 1,034

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF OPERATIONS
(in thousands, except per interest data)

	Years Ended December 31,
	2006	2005
Revenues:
Interest income	$ 7	$ 7

Operating expenses:
Management fees - partners (Note 3)	218	289
Legal and accounting	82	230
General and administrative (Note 3)	82	77
Interest (Note 3)	--	5
Total operating expenses	382	601

Loss from Partnership operations	(375)	(594)
Gain on sale of limited partnership interests
(Note 2)	9	406
Distributions from limited partnerships recognized
as income (Note 2)	161	520
Advances to limited partnerships charged to expense
(Note 2)	(12)	(179)
Equity in loss of limited partnerships and
amortization of acquisition costs (Note 2)	(91)	(145)

Net (loss) income (Note 4)	$ (308)	$ 8

Net (loss) income allocated to general partner (1%)	$ (3)	$ --
Net (loss) income allocated to limited partners (99%)	(305)	8
	$ (308)	$ 8

Net (loss) income per limited partnership interest	$ (12.76)	$ 0.33

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(in thousands, except interest data)

	General	Limited
	Partner	Partners	Total

Partnership interests (Note 1)		23,772

Partners' (deficiency) capital,
December 31, 2004	$ (510)	$ 1,378	$ 868

Net income for the year ended
December 31, 2005	--	8	8

Partners' (deficiency) capital,
December 31, 2005	(510)	1,386	876

Net loss for the year ended
December 31, 2006	(3)	(305)	(308)

Partners' (deficiency) capital,
December 31, 2006	$ (513)	$ 1,081	$ 568

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$ (308)	$ 8
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Gain on sale of limited partnership interests	(9)	(406)
Equity in loss of limited partnerships and
amortization of acquisition costs	91	145
Advances to limited partnerships charged to expense	12	179
Changes in accounts:
Restricted cash	--	10
Accrued fees due to affiliates	273	(115)
Accounts payable and accrued expenses	(7)	(68)
Due to affiliate	--	(3)
Net cash provided by (used in) operating activities	52	(250)

Cash flows from investing activities:
Distribution from limited partnership recognized as a
reduction of investment balance	--	2
Proceeds from sale of limited partnership interests	9	542
Repayment of advances to limited partnerships	7	282
Advances to limited partnerships	(19)	(246)
Net cash (used in) provided by investing activities	(3)	580

Cash flows from financing activities:
Advances from affiliate	--	120
Payment of advances from affiliate	--	(314)
Net cash used in financing activities	--	(194)

Net increase in cash and cash equivalents	49	136
Cash and cash equivalents, beginning of year	136	--

Cash and cash equivalents, end of year	$ 185	$ 136

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

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

Abandoned Units

During the year ended December 31, 2006, the number of Limited Partnership Interests decreased by 127 units, due to limited partners abandoning their units. In abandoning his or her Limited Partnership Interests, a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment.

Net (Loss) Income Per Limited Partnership Interest

Net (loss) income per limited partnership interest was computed by dividing the limited partners' share of net (loss) income by the number of limited partnership interests outstanding at the beginning of the year.  The number of limited partnership interests was 23,899 for both years presented.

Cash and Cash Equivalents

Cash and cash equivalents include cash and money market mutual funds.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.  The entire cash balance at December 31, 2006 is maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No adjustments for impairment of value were recorded during the years ended December 31, 2006 or 2005.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in nine VIEs for which the Partnership was not the primary beneficiary.  During the year ended December 31, 2005, the Partnership identified two additional VIEs in which it held a variable interest and was not the primary beneficiary.  During the year ended December 31, 2005, two Local Partnerships previously determined to be VIEs sold their respective investment properties, consisting of a total of 186 units.  During the year ended December 31, 2006, the Partnership sold its interest in one Local Partnership previously determined to be a VIE, which owned a property consisting of 44 units. The remaining eight VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of eight apartment properties with a total of 382 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $849,000 at December 31, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not yet determined whether it will elect the fair value option for any of its financial instruments.

Note 2 - Investments in and Advances to Limited Partnerships

At December 31, 2006, the Partnership holds limited partnership interests in thirteen Local Partnerships, located in seven states and Puerto Rico. At December 31, 2006, the Local Partnerships own residential projects consisting of 798 apartment units. The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

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

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Partnerships using the equity method, with the exception of Comfed Qualified, in which the Partnership has a 2.5% ownership interest and accounts for using the cost method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage (between 5% and 99%). The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Partnership.

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

As of December 31, 2006, the investment balance in twelve of the thirteen Local Partnerships had been reduced to zero.

At times, advances are made to the Local Partnerships in order to preserve the ability to receive applicable Tax Credits. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense.  During the years ended December 31, 2006 and 2005, approximately $19,000 and $246,000, respectively, was advanced to the Local Partnerships, approximately $12,000 and $179,000, respectively, of which was recognized as expense on the accompanying statements of operations. During the years ended December 31, 2006 and 2005, approximately $7,000 and $282,000, respectively, of advances were repaid by Local Partnerships.

The following is a summary of the investments in Local Partnerships for the year ended December 31, 2006 (in thousands):

Investment balance, beginning of year	$ 940
Equity in losses of limited partnerships	(76)
Amortization of acquisition costs	(15)
Investment balance, end of year	$ 849

The difference between the investment per the accompanying balance sheet at December 31, 2006 and the equity per the Local Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Partnerships, the Partnership’s recording of capital contributions payable to the Local Partnerships in its investment balance, costs capitalized to the investment account, cumulative distributions recognized as income and the recognition of impairment losses.

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

Blue Lake

In 2003, the property owned by Blue Lake was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership has filed an action against the general partner of the Local Partnership. Trial is scheduled for May 14, 2007. The Partnership had no investment in the Blue Lake Local Partnership at December 31, 2006. Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns.

Rose City Village

In 2003, the property owned by Rose City Village was sold without the consent or knowledge of the Partnership and without the requisite recapture bond.  The Partnership filed an action against the general partner of the Local Partnership. In May 2005, the Partnership and the general partner of the Local Partnership reached a settlement through mediation.  In consideration for a cash payment to the Partnership of $300,000 paid in May 2005, which is included in distributions from limited partnerships recognized as income for the year ended December 31, 2005, the Partnership agreed to a full release of all claims against the general partner of the Local Partnership and to relinquish the Partnership’s interest in the Local Partnership.  Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for the tax credit recapture liability on their respective income tax returns. The Partnership had no investment in this Local Partnership at December 31, 2006.

Genoa Plaza

In June 2004, NTC withdrew as the Local Operating General Partner of Genoa Plaza and was simultaneously re-admitted as a special limited partner. The replacement local operating general partner is not an affiliated party of the Partnership. The replacement local operating general partner guaranteed funding of operating deficits throughout the remainder of the 15-year tax credit compliance period in consideration for its admission. In June 2004, the Partnership’s LP interest was reduced to 20% and an unaffiliated entity was admitted as the 79% limited partner. In accordance with this change in local operating general partner, the new local operating general partner deposited $10,000 into a reserve account to be controlled by the Partnership. The funds in the reserve account were to be used to pay operating deficits during the Tax Credit Compliance period. In addition at any time after January 1, 2005, the new local operating general partner had the right but not the obligation to purchase the Local Partnership’s property at the established fair market value or purchase the Partnership’s and NTC’s interest at a price equal to the amount each would have received upon a sale of the Local Partnership’s property at the established fair market value. Accordingly, in October 2005, the new local operating general partner exercised this right and purchased the Partnership’s and NTC’s interest for approximately $2,000, which is included in gain on sale of limited partnership interests for the year ended December 31, 2005. In addition, the Partnership returned the approximately $10,000 in restricted cash to the new local operating general partner. The Partnership had no investment balance in this Local Partnership as of December 31, 2006.

Dickens II

In January 2005, the Local Operating General Partner of Dickens II sold the property without the consent or knowledge of the Partnership.  A recapture bond was not necessary as the Local Partnership was beyond the 15-year tax credit compliance period. The Partnership is currently evaluating its options, including litigation.  The Partnership had no investment in this Local Partnership at December 31, 2006.

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

Countryview Columbus

In March 2005, the Local Operating General Partner of Countryview Columbus sold the property to a third party.  After the repayment of the mortgage encumbering the property and accounts payable, the Local Partnership repaid the Partnership for advances of approximately $272,000 made to the Local Partnership in 2004 and 2005. The Partnership received approximately $122,000 as repayment of advances made prior to 2004 during the year ended December 31, 2005. The Partnership received approximately $99,000 as repayment of advances made prior to 2004 during the year ended December 31, 2006, which is included in distributions from limited partnerships recognized as income. The Partnership had no investment balance in this Local Partnership at December 31, 2006.

Vinton/Park School

In July 2006, the Partnership sold its limited partnership interest in Vinton/Park School to the Local Operating General Partner for approximately $16,000. After applying approximately $7,000 of the proceeds against advances receivable, the Partnership recorded a gain on sale of limited partnership interest of approximately $9,000 during the year ended December 31, 2006. The Partnership had no investment balance in this Local Partnership at December 31, 2006.

Investee Data

The Partnership’s value of its investments and its equity in the income/losses and distributions from the Local Partnerships are, for certain Local Partnerships, individually not material to the overall financial position of the Partnership. The financial information from the unaudited combined financial statements of such Local Partnerships at December 31, 2006 and for each of the two years in the period then ended is presented below. The Partnership’s value of its investment in Tyrone Elderly Limited Partnership (the “Material Investee”) is material to its financial position and the amounts included below for this specific Local Partnership are included on an audited basis (2006 and 2005 amounts exclude the operations of Summit I, II, and III, Ridgewood Heights, Glenark Landing, and Vinton Park/School for which no information is available).

CONDENSED BALANCE SHEETS

OF THE LOCAL LIMITED PARTNERSHIPS

December 31, 2006

(in thousands)

	Material
Assets:	Investee	Unaudited	Total
Land	$ 209	$ 1,477	$ 1,686
Buildings and improvements, net of
accumulated depreciation of $2,372 and
$11,685, respectively	3,122	12,419	15,541
Other assets	360	1,822	2,182
Total Assets	$ 3,691	$15,718	$19,409
Liabilities and Partner's Equity (Deficit):
Liabilities:
Mortgages notes payable	$ 2,755	$11,738	$14,493
Other liabilities	139	12,765	12,904
	2,894	24,503	27,397
Partner's Equity (Deficit)	797	(8,785)	(7,988)

Total Liabilities and Partners' Equity (Deficit)	$ 3,691	$15,718	$19,409

	Years Ended December 31,
	2006			2005
	Material	2006	2006	Material	2005	2005
	Investee	Unaudited	Total	Investee	Unaudited	Total
Revenues:
Rental and other income	$ 859	$ 3,642	$ 4,501	$ 810	$ 3,524	$ 4,334
Expenses:
Operating expenses	472	2,427	2,899	450	2,285	2,735
Financial expenses	197	1,363	1,560	211	1,349	1,560

Depreciation and amortization	205	732	937	170	727	897
Total Expenses	874	4,522	5,396	831	4,361	5,192
Net loss	$ (15)	$ (880)	$ (895)	$ (21)	$ (837)	$ (858)

Note 3 - Transactions with Affiliated Parties

Under the terms of the Amended and Restated Agreement of the Limited Partnership, the Partnership is obligated to the General Partner for the following fees:

(a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) as of the beginning of the year is payable to the General Partner.  For the years ended December 31, 2006 and 2005, approximately $218,000 and $289,000, respectively, have been expensed.  At December 31, 2006, approximately $338,000 is owed to the General Partner and is included in accrued fees due to affiliates.

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

(c) The Partnership reimburses NAPICO for certain expenses.  The reimbursement to NAPICO was approximately $49,000 for each of the years ended December 31, 2006 and 2005, and is included in general and administrative expenses. At December 31, 2006, approximately $79,000 is owed to NAPICO and is included in accrued fees due to affiliates.

During the year ended December 31, 2005 the General Partner advanced approximately $120,000 to the Partnership to fund operating expenses and advances to Countryview/Columbus. These advances bore interest at the prime rate plus 2%. Interest expense was approximately $5,000 for the year ended December 31, 2005. During the year ended December 31, 2005, the Partnership made payments of principal of approximately $314,000 and accrued interest of approximately $8,000 to an affiliate of the General Partner from proceeds from the sale of the Partnership’s interests in Mountain View I and II. There were no such advances made by the General Partner to the Partnership during the year ended December 31, 2006.

NTC, or another affiliate of the General Partner, is the Local Operating General Partner in six of the Partnership's thirteen Local Partnerships.  In addition, NTC is either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner managed one and two properties owned by Local Partnerships during the years ended December 31, 2006 and 2005, respectively.  The Local Partnerships pay the affiliate property management fees in the amount of 5 percent of their gross rental revenues.  The amounts paid were approximately $38,000 and $43,000 for the years ended December 31, 2006 and 2005, respectively. During the year ended December 31, 2005, one of the two properties managed by an affiliate of the General Partner was sold by the Local Partnership.

AIMCO and its affiliates owned 437 limited partnership interests in the Partnership representing 1.84% of the outstanding interests at December 31, 2006. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note 4 - Income Taxes

The Partnership is not taxed on its income.  The partners are taxed in their individual capacities based on their distributive share of the Partnership’s taxable income or loss and are allowed the benefits to be derived from off-setting their distributive share of the tax losses against taxable income from other sources subject to passive loss limitations.  The taxable income or loss differs from amounts included in the statements of operations because different methods are used in determining the losses of the Local Partnerships as discussed below.  The tax loss is allocated to the partner groups in accordance with Section 704 (b) of the Internal Revenue Code and therefore is not necessarily proportionate to the interest percentage owned.

A reconciliation follows:

	Years Ended December 31,
	2006	2005
	(in thousands)

Net (loss) income per financial statements	$ (308)	$ 8
Gain/loss on sale of investment	(122)	(397)
Partnership fees	218	(102)
Other	38	168
Partnership's share of limited local
partnership	(1,913)	(2,329)
Loss per preliminary tax return	$ (2,087)	$ (2,652)
Preliminary taxable loss per limited
partnership interest	$ (87.38)	$(110.71)

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net assets:

December 31, 2006
(in thousands)
Net assets as reported	$ 568
Add (deduct):
Intangible (net)	3,513
Deferred offering costs	7,745
Investment in Partnerships	(14,494)
Other	1,066
Net liabilities – Federal tax basis	$ (1,602)

Note 5 - Contingencies

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

Note 6 - Real Estate and Accumulated Depreciation of Local Partnerships in which NTCP Has Invested as of December 31, 2006

		Gross Amount At Which Carried
		at December 31, 2006 (1)
		(in thousands)

			Buildings
			And
			Related
	Mortgage		Personal		Accumulated
Description	Notes	Land	Property	Total	Depreciation
					(in thousands)
Appletree Apts.	$ 864	$ 74	$ 1,272	$ 1,346	$ 570
Glenark Apts. (A)	--	--	--	--	--
Grand Meadows Apts.	1,743	112	3,523	3,635	1,634
Grinnell Park Apts.	567	48	812	860	373
Kimberly Court Apts.	1,435	234	1,787	2,021	832
North Liberty Apts.	578	48	740	788	371
Rolling Hills Apts.	3,617	800	12,197	12,997	5,663
Summit I Apts. (A)	--	--	--	--	--
Summit II Apts. (A)	--	--	--	--	--
Summit III Apts. (A)	--	--	--	--	--
Torres de Plata I	2,934	161	3,773	3,934	2,242
Tyrone Elderly (B)	2,755	209	5,494	5,703	2,372
	$14,493	$ 1,686	$29,598	$31,284	$14,057

(A) Information is not available for this entity.

(B) Material Investee

(1) All amounts are unaudited except for those amounts relative to the Material Investee –     see Note 2.

Reconciliation of real estate (all amounts are unaudited except for those amounts relative to the Material Investee – see Note 2) (in thousands)

	Years Ended December 31
	2006			2005
	Material	2006	2006	Material	2005	2005
	Investee	Unaudited	Total	Investee	Unaudited	Total
Balance at beginning of year	$ 5,258	$25,399	$ 30,657	$16,498	$33,791	$ 50,289
Improvements during the year	445	212	657	53	164	217
Disposal of property	--	(30)	(30)	--	--	--
Disposals of rental properties	--	--	--	(11,293)	(8,556)	(19,849)
Balance at end of year	$ 5,703	$25,581	$ 31,284	$ 5,258	$25,399	$ 30,657

Reconciliation of accumulated depreciation (all amounts are unaudited except for those amounts relative to the Material Investee – see Note 2) (in thousands)

	Years Ended December 31,
	2006			2005
	Material	2006	2006	Material	2005	2005
	Investee	Unaudited	Total	Investee	Unaudited	Total
Balance at beginning of year	$ 2,167	$10,983	$13,150	$ 5,765	$12,278	$18,043
Depreciation expense for the
year	205	732	937	170	727	897
Disposal of property	--	(30)	(30)	--	--	--
Disposals of rental properties	--	--	--	(3,768)	(2,022)	(5,790)
Balance at end of year	$ 2,372	$11,685	$14,057	$ 2,167	$10,983	$13,150

ITEM 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 8b.

Other Information

None.

PART III

ITEM 9.

Directors and Executive Officers of the Registrant and Corporate Governance

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

David R. Robertson	40	President, Chief Executive Officer
		and Director
Harry G. Alcock	44	Executive Vice President and
		Director
Lance J. Graber	45	Executive Vice President
Jeffrey H. Sussman	41	Senior Vice President, General
		Counsel and Secretary
Kathleen Danilchick	37	Senior Vice President and
		Chief Financial Officer

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

Lance J. Graber was appointed Executive Vice President of the General Partner in February 2004 and of AIMCO in October 1999 and focuses on transactions related to Aimco Capital’s portfolio of affordable properties in the eastern portion of the country.  Prior to this time, Mr. Graber was a Director at Credit Suisse First Boston from 1994 to May 1999.

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

ITEM 10.

Executive Compensation

None of the directors and officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2006.

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

ITEM 12.

Certain Relationships Related Transactions, and Director Independence

Under the terms of the Amended and Restated Agreement of the Limited Partnership, the Partnership is obligated to the General Partner for the following fees:

(a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) as of the beginning of the year is payable to the General Partner.  For the years ended December 31, 2006 and 2005, approximately $218,000 and $289,000, respectively, have been expensed.  At December 31, 2006, approximately $338,000 is owed to the General Partner and is included in accrued fees due to affiliates on the balance sheet included in “Item 7. Financial Statements”.

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

(c) The Partnership reimburses NAPICO for certain expenses.  The reimbursement to NAPICO was approximately $49,000 for each of the years ended December 31, 2006 and 2005 and is included in general and administrative expenses on the statements of operations included in “Item 7. Financial Statements”. At December 31, 2006, approximately $79,000 is owed to NAPICO and is included in accrued fees due to affiliates on the balance sheet included in “Item 7. Financial Statements”.

During the year ended December 31, 2005 the General Partner advanced approximately $120,000 to the Partnership to fund operating expenses and advances to Countryview/Columbus. These advances bore interest at the prime rate plus 2%. Interest expense was approximately $5,000 for the year ended December 31, 2005. During the year ended December 31, 2005, the Partnership made payments of principal of approximately $314,000 and accrued interest of approximately $8,000 to an affiliate of the General Partner from proceeds from the sale of the Partnership’s interests in Mountain View I and II. There were no such advances made by the General Partner to the Partnership during the year ended December 31, 2006.

NTC, or another affiliate of the General Partner, is the Local Operating General Partner in six of the Partnership's thirteen Local Partnerships.  In addition, NTC is either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner managed one and two properties owned by Local Partnerships during the years ended December 31, 2006 and 2005, respectively.  The Local Partnerships pay the affiliate property management fees in the amount of 5 percent of their gross rental revenues.  The amounts paid were approximately $38,000 and $43,000 for the years ended December 31, 2006 and 2005, respectively. During the year ended December 31, 2005, one of the two properties managed by an affiliate of the General Partner was sold by the Local Partnership.

AIMCO and its affiliates owned 437 limited partnership interests in the Partnership representing 1.84% of the outstanding interests at December 31, 2006. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Neither of the General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

ITEM 13.

Exhibits

See Exhibit Index.

ITEM 14.

Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2007.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2006 and 2005 are described below.

Audit Fees.  Fees for audit services totaled approximately $45,000 and $49,000 for the years 2006 and 2005, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $21,000 and $20,000 for 2006 and 2005, respectively.

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

Date: April 16, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: April 16, 2007
Harry G. Alcock	Vice President

/s/David R. Robertson	Director, President and Chief	Date: April 16, 2007
David R. Robertson	Executive Officer

/s/Kathleen Danilchick	Senior Vice President and	Date: April 16, 2007
Kathleen Danilchick	Chief Financial Officer

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

10.3

Form of 2006 Amendment to the Amended and Restated Certificate and Agreement of Limited Partnership of Vinton/Park School Apartments Limited Partnership between National Tax Credit Partners, L.P., a California Limited Partnership, National Tax Credit, Inc., a California corporation, DES Properties, LLC, a Nebraska limited liability company, and Roseland Redevelopment Corporation, a Nebraska corporation, incorporated by reference to Current Report on Form 8-K dated July 11, 2006.

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

Date:  April 16, 2007

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

Date:  April 16, 2007

/s/Kathleen  Danilchick

Kathleen Danilchick

Senior Vice President and Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of National Tax Credit Partners, L.P. (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Kathleen Danilchick, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: April 16, 2007

/s/Kathleen Danilchick
Name: Kathleen Danilchick
Date: April 16, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.