Form 10QSB
period 2007-03-31
NATIONAL TAX CREDIT PARTNERS L P
filed 2007-05-09
CIK 847415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2007

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NATIONAL TAX CREDIT PARTNERS, L.P.

BALANCE SHEET

(Unaudited)
(in thousands)
MARCH 31, 2007

Assets

Investments in and advances to Local Partnerships (Note 2)		$ 844
Cash and cash equivalents		119
Total assets		$ 963

Liabilities and partners' (deficiency) capital

Liabilities:
Accounts payable and accrued expenses		$ 32
Accrued fees due to affiliates (Note 3)		484

Contingencies (Note 4)

Partners' (deficiency) capital:
General partner	$ (514)
Limited partners	961	447
Total liabilities and partners' (deficiency) capital		$ 963

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF OPERATIONS

(Unaudited)
(in thousands, except per interest data)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Interest Income	$ 2	$ 1

Operating Expenses:
Management fees - partners (Note 3)	52	54
General and administrative (Note 3)	21	29
Legal and accounting	32	26
Total operating expenses	105	109

Loss from Partnership operations	(103)	(108)
Distributions from Local Partnerships
recognized as income (Note 2)	--	2
Advances to Local Partnerships
charged to expense (Note 2)	(13)	(6)
Equity in loss of Local Partnerships
and amortization of acquisition costs
(Note 2)	(5)	(29)

Net loss	$ (121)	$ (141)

Net loss allocated to general partner (1%)	$ (1)	$ (1)

Net loss allocated to limited partners (99%)	(120)	(140)

	$ (121)	$ (141)
Net loss per limited partnership interest
(Note 1)	$ (5.05)	$ (5.86)

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)
(in thousands, except interest data)

	General	Limited
	Partner	Partners	Total

Partnership interests		23,772

Partners' (deficiency) capital,
December 31, 2006	$(513)	$ 1,081	$ 568

Net loss for the three months
ended March 31, 2007	(1)	(120)	(121)

Partners' (deficiency) capital,
March 31, 2007	$(514)	$ 961	$ 447

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$ (121)	$ (141)
Adjustments to reconcile net loss to net cash
used in operating activities:
Equity in loss of Local Partnerships and amortization
of acquisition costs	5	29
Advances to Local Partnerships charged to expense	13	6
Changes in accounts:
Accounts payable and accrued expenses	(17)	(23)
Accrued fees due to affiliates	67	68
Net cash used in operating activities	(53)	(61)

Net cash used in investing activities:
Advances to Local Partnerships	(13)	(6)

Net decrease in cash and cash equivalents	(66)	(67)

Cash and cash equivalents, beginning of period	185	136

Cash and cash equivalents, end of period	$ 119	$ 69

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements.  Accordingly, the unaudited financial statements included herein should be reviewed in conjunction with the audited financial statements and related notes thereto contained in the National Tax Credit Partners, L.P. (the "Partnership" or "Registrant") Annual Report for the fiscal year ended December 31, 2006. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end.  The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2007, and the results of operations and changes in cash flows for the three months ended March 31, 2007 and 2006, respectively.

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

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No adjustments for impairment of value were recorded during the three months ended March 31, 2007 or 2006.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests outstanding as of January 1, 2007 and 2006 was 23,772 and 23,899, respectively.

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

At March 31, 2007, the Partnership holds variable interests in eight VIEs that consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of eight apartment properties with a total of 382 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $844,000 at March 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s financial statements.

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

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL PARTNERSHIPS

The Partnership currently holds limited partnership interests in thirteen Local Partnerships, located in seven states and Puerto Rico. At March 31, 2007, the Local Partnerships own residential projects consisting of 798 apartment units. The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

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

As of March 31, 2007, the investment balance in twelve of the thirteen Local Partnerships had been reduced to zero.

At times, advances are made to the Local Partnerships in order to preserve the ability to receive applicable Tax Credits. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the three months ended March 31, 2007 and 2006, approximately $13,000 and $6,000, respectively, was advanced to the Local Partnerships, all of which was charged to expense on the accompanying statements of operations. No advances were repaid by Local Partnerships during the three months ended March 31, 2007 and 2006.

The following is a summary of the investments in Local Partnerships for the three months ended March 31, 2007 (in thousands):

Investment balance, beginning of period	$ 849
Equity in losses of limited partnerships	(3)
Amortization of acquisition costs	(2)
Investment balance, end of period	$ 844

The following are estimated unaudited condensed combined statements of operations for the three months ended March 31, 2007 and 2006 for the Local Partnerships in which the Partnership has investments (2007 and 2006 amounts exclude the operations of Vinton Park/School, for which the Partnership sold its interest in 2006 and Summit I, II, and III, Ridgewood Heights, and Glenark Landing, for which no information is available) (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Revenues
Rental and other	$ 1,125	$ 1,084

Expenses
Depreciation	234	224
Interest	390	390
Operating	725	684
	1,349	1,298
Net loss	$ (224)	$ (214)

Summit I, II and III

The current local general partner, the Partnership and the previous local general partner entered into an agreement on May 31, 2005, in which the Partnership advanced to Summit I and Summit III approximately $100,000 and $66,000, respectively, to cover a portion of delinquent property tax obligations, and the previous local general partner advanced the next three quarterly tax payments for the delinquent property taxes of approximately $27,000 for Summit I and $18,000 for Summit III.  In addition, the current local general partner is negotiating with the previous local general partner to correct certain Section 42 non-compliance issues at all three properties as a result of Internal Revenue Service (the "IRS") recapture letters received in 2004.  If the Section 42 non-compliance issues are resolved with the IRS and the Pennsylvania Housing Finance Agency, then the previous local general partner will be readmitted into all three Local Partnerships.  If the Section 42 non-compliance issues cannot be resolved, the limited partners may be subject to the recapture of Tax Credits related to these Local Partnerships.  The Partnership reserved for the advances made to the Local Partnerships, as the repayment of the advances is not probable.

Blue Lake

In 2003, the property owned by Blue Lake was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership has filed an action against the general partner of the Local Partnership. Trial is scheduled for May 14, 2007. The Partnership had no investment in the Blue Lake Local Partnership at March 31, 2007. Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns.

Dickens II

In January 2005, the Local Operating General Partner of Dickens II sold the property without the consent or knowledge of the Partnership.  A recapture bond was not necessary as the Local Partnership was beyond the 15-year tax credit compliance period. The Partnership is currently evaluating its options, including litigation. The Partnership had no investment in this Local Partnership at March 31, 2007.

Countryview Columbus

In March 2005, the Local Operating General Partner of Countryview Columbus sold the property to a third party.  After the repayment of the mortgage encumbering the property and accounts payable, the Local Partnership repaid the Partnership during 2005 for advances of approximately $394,000 made to the Local Partnership. The Partnership received approximately $99,000 as repayment of advances made prior to the sale of the property during the second quarter of 2006. The Partnership had no investment balance in this Local Partnership at March 31, 2007.

Vinton/Park School

In July 2006, the Partnership sold its limited partnership interest in Vinton/Park School to the Local Operating General Partner for approximately $16,000. After applying approximately $7,000 of the proceeds against advances receivable, the Partnership recorded a gain on sale of limited partnership interest of approximately $9,000 during the third quarter of 2006. The Partnership had no investment balance in this Local Partnership at March 31, 2007.

NOTE 3 – TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Amended and Restated Agreement of the Limited Partnership, the Partnership is obligated to the General Partner for the following fees:

(a)

An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) as of the beginning of the year is payable to the General Partner. For the three months ended March 31, 2007 and 2006, approximately $52,000 and $54,000, respectively, has been expensed. At March 31, 2007, approximately $390,000 is owed to the General Partner and is included in accrued fees due to affiliates.

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

(c)

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $12,000 for each of the three months ended March 31, 2007 and 2006 and is included in general and administrative expenses.  At March 31, 2007, approximately $94,000 is owed to NAPICO and is included in accrued fees due to affiliates.

NTC, or another affiliate of the General Partner, is the Local Operating General Partner in six of the Partnership's thirteen Local Partnerships.  In addition, NTC is either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner managed one property owned by the Local Partnership during each of the three months ended March 31, 2007 and 2006. The Local Partnership pays the affiliate property management fees in the amount of 5 percent of its gross rental revenues.  The amounts paid were approximately $10,000 and $9,000 for the three months ended March 31, 2007 and 2006, respectively.

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

Liquidity and Capital Resources

The Partnership’s primary sources of funds include interest income from investing available cash and the receipt of distributions from Local Partnerships in which the Partnership has invested. It is not expected that any of the Local Partnerships in which the Partnership invested will generate cash from operations sufficient to provide distributions to the Limited Partners.  Such cash from operations, if any, would first be used to meet operating expenses of the Partnership.  The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Partnerships and the Partnership.  These problems may result from a number of factors, many of which cannot be controlled by the General Partner. The Partnership’s cash reserves as of March 31, 2007 were approximately $119,000. In order to replenish the Partnership's reserves, the Partnership intends to generate additional cash from sales and refinancings of certain properties owned by Local Partnerships and through sales of the Partnership’s limited partner interests in Local Partnerships.

Cash and cash equivalents are on deposit with a financial institution earning interest at market rates. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

In March 2005, the Local Operating General Partner of Countryview Columbus sold the property to a third party.  After the repayment of the mortgage encumbering the property and accounts payable, the Local Partnership repaid the Partnership during 2005 for advances of approximately $394,000 made to the Local Partnership. The Partnership received approximately $99,000 as repayment of advances made prior to the sale of the property during the second quarter of 2006. The Partnership had no investment balance in this Local Partnership at March 31, 2007.

In July 2006, the Partnership sold its limited partnership interest in Vinton/Park School to the Local Operating General Partner for approximately $16,000. After applying approximately $7,000 of the proceeds against advances receivable, the Partnership recorded a gain on sale of limited partnership interest of approximately $9,000 during the third quarter of 2006. The Partnership had no investment balance in this Local Partnership at March 31, 2007.

Distributions received from Local Partnerships are recognized as a return of capital until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. During the three months ended March 31, 2006, the Partnership received a distribution of approximately $2,000 from one Local Partnership in which it does not have an investment balance which was recognized as income. There were no distributions received during the three months ended March 31, 2007.

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

Results of Operations

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to providing additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balances until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  During the three months ended March 31, 2007 and 2006, the Partnership recognized equity in loss and amortization of acquisition costs of approximately $5,000 and $29,000, respectively, from Local Partnerships.

At March 31, 2007, the investment balance in twelve of the thirteen Local Partnerships had been reduced to zero.

The Partnership’s revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships. Interest income was approximately $2,000 and $1,000, respectively, for the three months ended March 31, 2007 and 2006.

An annual management fee is payable to the General Partner and is calculated at 0.5 percent of the original invested assets of the remaining partnerships.  The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership’s initial investment in a Local Partnership.  Management fees were approximately $52,000 and $54,000 for the three months ended March 31, 2007 and 2006, respectively.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $32,000 and $26,000 for the three months ended March 31, 2007 and 2006, respectively.  The increase in legal and accounting expenses is primarily due to costs associated with the litigation involving Blue Lake in 2007 (as discussed below).  General and administrative expenses were approximately $21,000 and $29,000 for the three months ended March 31, 2007 and 2006, respectively. The decrease in general and administrative expenses is primarily due to the payment of an Illinois partnership tax during 2006.

At times, advances are made to the Local Partnerships in order to preserve the ability to receive applicable Tax Credits. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the three months ended March 31, 2007 and 2006, approximately $13,000 and $6,000, respectively, was advanced to the Local Partnerships, all of which was charged to expense on the statements of operations included in “Item 1. Financial Statements”. No advances were repaid by Local Partnerships during the three months ended March 31, 2007 and 2006.

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

Summit I, II and III

The current local general partner, the Partnership and the previous local general partner entered into an agreement on May 31, 2005, in which the Partnership advanced to Summit I and Summit III approximately $100,000 and $66,000, respectively, to cover a portion of delinquent property tax obligations, and the previous local general partner advanced the next three quarterly tax payments for the delinquent property taxes of approximately $27,000 for Summit I and $18,000 for Summit III. In addition, the current local general partner is negotiating with the previous local general partner to correct certain Section 42 non-compliance issues at all three properties as a result of Internal Revenue Service (the "IRS") recapture letters received in 2004.  If the Section 42 non-compliance issues are resolved with the IRS and the Pennsylvania Housing Finance Agency, then the previous local general partner will be readmitted into all three Local Partnerships.  If the Section 42 non-compliance issues cannot be resolved, the limited partners may be subject to the recapture of Tax Credits related to these Local Partnerships.  The Partnership reserved for the advances made to the Local Partnerships, as the repayment of the advances is not probable.

Blue Lake

In 2003, the property owned by Blue Lake was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership has filed an action against the general partner of the Local Partnership. Trial is scheduled for May 14, 2007. The Partnership had no investment in the Blue Lake Local Partnership at March 31, 2007. Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns.

Dickens II

In January 2005, the Local Operating General Partner of Dickens II sold the property without the consent or knowledge of the Partnership.  A recapture bond was not necessary as the Local Partnership was beyond the 15-year tax credit compliance period. The Partnership is currently evaluating its options, including litigation. The Partnership had no investment in this Local Partnership at March 31, 2007.

Countryview Columbus

In March 2005, the Local Operating General Partner of Countryview Columbus sold the property to a third party.  After the repayment of the mortgage encumbering the property and accounts payable, the Local Partnership repaid the Partnership during 2005 for advances of approximately $394,000 made to the Local Partnership. The Partnership received approximately $99,000 as repayment of advances made prior to the sale of the property during the second quarter of 2006. The Partnership had no investment balance in this Local Partnership at March 31, 2007.

Vinton/Park School

In July 2006, the Partnership sold its limited partnership interest in Vinton/Park School to the Local Operating General Partner for approximately $16,000. After applying approximately $7,000 of the proceeds against advances receivable, the Partnership recorded a gain on sale of limited partnership interest of approximately $9,000 during the third quarter of 2006. The Partnership had no investment balance in this Local Partnership at March 31, 2007.

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in unconsolidated Local Limited Partnerships, in which the Partnership’s ownership percentage ranges from 2.5% to 99%. However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 1. Financial Statements”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Limited Partnerships is limited to the recorded investments in and receivables from the Local Limited Partnerships.  See “Note 2 – Investments In and Advances to Local Limited Partnerships” of the financial statements in “Item 1. Financial Statements” for additional information about the Partnership’s investments in unconsolidated Local Limited Partnerships.

Other

AIMCO and its affiliates owned 437 limited partnership interests in the Partnership representing 1.84% of the outstanding interests at March 31, 2007. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

At March 31, 2007, the Partnership holds variable interests in eight VIEs that consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of eight apartment properties with a total of 382 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $844,000 at March 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships that would require or allow for consoldiation. Accordingly, the Partnership accounts for its investments, with the exception of one Local Partnership, in the Local Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage (between 5% and 99%). The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Partnership.

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income on the statements of operations.

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

NATIONAL TAX CREDIT PARTNERS L.P.
(a California limited partnership)

By: NATIONAL PARTNERSHIP INVESTMENTS CORP.
General Partner

Date: May 9, 2007	By: /s/David R. Robertson
David R. Robertson
President and Chief Executive Officer

Date: May 9, 2007	By: /s/Kathleen Danilchick
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

Date:  May 9, 2007

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

Date:  May 9, 2007

/s/Kathleen Danilchick

Kathleen Danilchick

Senior Vice President and Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of National Tax Credit Partners, L.P. (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Kathleen Danilchick, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: May 9, 2007

/s/Kathleen Danilchick
Name: Kathleen Danilchick
Date: May 9, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.