Form 10QSB
period 2007-06-30
NATIONAL TAX CREDIT PARTNERS L P
filed 2007-08-14
CIK 847415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2007

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NATIONAL TAX CREDIT PARTNERS, L.P.

BALANCE SHEET

(Unaudited)

(in thousands)

June 30, 2007

Assets

Investments in and advances to Local Partnerships (Note 2)		$ 813
Cash and cash equivalents		141
Total assets		$ 954

Liabilities and partners’ (deficiency) capital

Liabilities:
Accounts payable and accrued expenses		$ 30
Accrued fees due to affiliates (Note 3)		550

Contingencies (Note 4)

Partners' (deficiency) capital:
General partner	$ (515)
Limited partners	889	374
Total liabilities and partners' (deficiency) capital		$ 954

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF OPERATIONS

 (Unaudited)

(in thousands, except per interest data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Interest income	$ 2	$ 1	$ 4	$ 2

Operating expenses:
Management fees - partners (Note 3)	52	55	104	109
General and administrative (Note 3)	20	25	41	54
Legal and accounting	31	19	63	45
Total operating expenses	103	99	208	208

Loss from Partnership operations	(101)	(98)	(204)	(206)
Distributions from Local Partnerships
recognized as income (Note 2)	60	159	60	161
Advances to Local Partnerships
charged to expense (Note 2)	(1)	(6)	(14)	(12)
Equity in loss of Local Partnerships
and amortization of acquisition
costs (Note 2)	(31)	(28)	(36)	(57)
Net (loss) income	$ (73)	$ 27	$ (194)	$ (114)

Net (loss) income allocated to general
partner (1%)	$ (1)	$ --	$ (2)	$ (1)
Net (loss) income allocated to limited
partners (99%)	(72)	27	(192)	(113)
	$ (73)	$ 27	$ (194)	$ (114)
Net (loss) income per limited
partnership interest (Note 1)	$ (3.03)	$ 1.13	$ (8.08)	$ (4.73)

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

 (Unaudited)

(in thousands, except interest data)

	General	Limited
	Partner	Partners	Total

Partnership interests		23,772

Partners' (deficiency) capital,
December 31, 2006	$(513)	$ 1,081	$ 568

Net loss for the six months
ended June 30, 2007	(2)	(192)	(194)

Partners' (deficiency) capital,
June 30, 2007	$(515)	$ 889	$ 374

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF CASH FLOWS

 (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$ (194)	$ (114)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Equity in loss of Local Partnerships and amortization
of acquisition costs	36	57
Advances to Local Partnerships charged to expense	14	12
Changes in accounts:
Accounts payable and accrued expenses	(19)	(21)
Accrued fees due to affiliates	133	137
Net cash (used in) provided by operating activities	(30)	71

Cash flows used in investing activities:
Advances to Local Partnerships	(14)	(19)

Net (decrease) increase in cash and cash equivalents	(44)	52

Cash and cash equivalents, beginning of period	185	136

Cash and cash equivalents, end of period	$ 141	$ 188

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2007, and the results of operations and changes in cash flows for the six months ended June 30, 2007 and 2006, respectively.

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

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No adjustments for impairment of value were recorded during the six months ended June 30, 2007 or 2006.

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

At June 30, 2007, the Partnership holds variable interests in eight VIEs that consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of eight apartment properties with a total of 382 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $813,000 at June 30, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007, but earlier adoption is encouraged. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its financial statements in the period of adoption.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL PARTNERSHIPS

The Partnership currently holds limited partnership interests in thirteen Local Partnerships, located in seven states and Puerto Rico. At June 30, 2007, the Local Partnerships own residential projects consisting of 798 apartment units. The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

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

As of June 30, 2007, the investment balance in twelve of the thirteen Local Partnerships had been reduced to zero.

At times, advances are made to the Local Partnerships in order to preserve the ability to receive applicable Tax Credits. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense.  During the six months ended June 30, 2007, approximately $14,000 was advanced to the Local Partnerships, all of which was charged to expense on the accompanying statements of operations. During the six months ended June 30, 2006, approximately $19,000 was advanced to the Local Partnerships, of which approximately $12,000 was charged to expense on the accompanying statements of operations. No advances were repaid by Local Partnerships during the six months ended June 30, 2007 and 2006.

The following is a summary of the investments in Local Partnerships for the six months ended June 30, 2007 (in thousands):

Investment balance, beginning of period	$ 849
Equity in losses of Local Partnership	(32)
Amortization of acquisition costs	(4)
Investment balance, end of period	$ 813

The following are unaudited condensed combined estimated statements of operations for the three and six months ended June 30, 2007 and 2006 for the Local Partnerships in which the Partnership has investments (2007 and 2006 amounts exclude the operations of Vinton Park/School, for which the Partnership sold its interest in 2006, and Summit I, II, and III, Ridgewood Heights, and Glenark Landing, for which no information is available) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues
Rental and other	$ 1,082	$ 1,046	$ 2,207	$ 2,130

Expenses
Depreciation	235	225	469	449
Interest	390	390	780	780
Operating	612	522	1,337	1,206
	1,237	1,137	2,586	2,435
Loss from continuing operations	$ (155)	$ (91)	$ (379)	$ (305)

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

Blue Lake

In 2003, the property owned by Blue Lake was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership has filed an action against the general partner of the Local Partnership. Trial is scheduled for October 2007. The Partnership had no investment in the Blue Lake Local Partnership at June 30, 2007. Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns.

Countryview Columbus

In March 2005, the Local Operating General Partner of Countryview Columbus sold the property to a third party.  After the repayment of the mortgage encumbering the property and accounts payable, the Local Partnership repaid the Partnership during 2005 for advances of approximately $394,000 made to the Local Partnership. The Partnership received approximately $99,000 as repayment of advances made prior to the sale of the property during the three and six months ended June 30, 2006, which is included in distributions from Local Partnerships recognized as income. The Partnership had no investment balance in this Local Partnership at June 30, 2007.

Vinton/Park School

In July 2006, the Partnership sold its limited partnership interest in Vinton/Park School to the Local Operating General Partner for approximately $16,000. After applying approximately $7,000 of the proceeds against advances receivable, the Partnership recorded a gain on sale of limited partnership interest of approximately $9,000 during the third quarter of 2006. The Partnership had no investment balance in this Local Partnership at June 30, 2007.

NOTE 3 – TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Amended and Restated Agreement of the Limited Partnership, the Partnership is obligated to the General Partner for the following fees:

(a)

An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) as of the beginning of the year is payable to the General Partner. For the six months ended June 30, 2007 and 2006, approximately $104,000 and $109,000, respectively, has been expensed. At June 30, 2007, approximately $442,000 is owed to the General Partner and is included in accrued fees due to affiliates.

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

(c)

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $25,000 for each of the six months ended June 30, 2007 and 2006 and is included in general and administrative expenses.  At June 30, 2007, approximately $108,000 is owed to NAPICO and is included in accrued fees due to affiliates.

NTC, or another affiliate of the General Partner, is the Local Operating General Partner in six of the Partnership's thirteen Local Partnerships.  In addition, NTC is either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner managed one property owned by the Local Partnership during each of the six months ended June 30, 2007 and 2006. The Local Partnership pays the affiliate property management fees in the amount of 5 percent of its gross rental revenues.  The amounts paid were approximately $19,000 for each of the six months ended June 30, 2007 and 2006.

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

Liquidity and Capital Resources

The Partnership’s primary sources of funds include interest income from investing available cash and the receipt of distributions from Local Partnerships in which the Partnership has invested. It is not expected that any of the Local Partnerships in which the Partnership invested will generate cash from operations sufficient to provide distributions to the Limited Partners.  Such cash from operations, if any, would first be used to meet operating expenses of the Partnership.  The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Partnerships and the Partnership.  These problems may result from a number of factors, many of which cannot be controlled by the General Partner. The Partnership’s cash reserves as of June 30, 2007 were approximately $141,000. Cash and cash equivalents are on deposit with a financial institution earning interest at market rates. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

In March 2005, the Local Operating General Partner of Countryview Columbus sold the property to a third party.  After the repayment of the mortgage encumbering the property and accounts payable, the Local Partnership repaid the Partnership during 2005 for advances of approximately $394,000 made to the Local Partnership. The Partnership received approximately $99,000 as repayment of advances made prior to 2004 during the three and six months ended June 30, 2006, which is included in distributions from Local Partnerships recognized as income. The Partnership had no investment balance in this Local Partnership at June 30, 2007.

In July 2006, the Partnership sold its limited partnership interest in Vinton/Park School to the Local Operating General Partner for approximately $16,000. After applying approximately $7,000 of the proceeds against advances receivable, the Partnership recorded a gain on sale of limited partnership interest of approximately $9,000 during the third quarter of 2006. The Partnership had no investment balance in this Local Partnership at June 30, 2007.

Distributions received from Local Partnerships are recognized as a return of capital until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. During the six months ended June 30, 2007 and 2006, the Partnership received distributions of approximately $60,000 and $161,000, respectively, from Local Partnerships in which it does not have an investment balance which were recognized as income.

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

Results of Operations

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to providing additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balances until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  During the six months ended June 30, 2007 and 2006, the Partnership recognized equity in loss and amortization of acquisition costs of approximately $36,000 and $57,000, respectively, from Local Partnerships.

At June 30, 2007, the investment balance in twelve of the thirteen Local Partnerships had been reduced to zero.

The Partnership’s revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships. Interest income was approximately $4,000 and $2,000, respectively, for the six months ended June 30, 2007 and 2006.

An annual management fee is payable to the General Partner and is calculated at 0.5 percent of the original invested assets of the remaining partnerships. The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of the Partnership's affairs. Management fees were approximately $104,000 and $109,000 for the six months ended June 30, 2007 and 2006, respectively. The decrease in the management fee is a result of the reduction in invested assets on which such fee is based, due to the loss of Vinton/Park School in 2006.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $63,000 and $45,000 for the six months ended June 30, 2007 and 2006, respectively.  The increase in legal and accounting expenses is primarily due to costs associated with the litigation involving Blue Lake in 2007 (as discussed below).  General and administrative expenses were approximately $41,000 and $54,000 for the six months ended June 30, 2007 and 2006, respectively. The decrease in general and administrative expenses is primarily due to the payment of an Illinois partnership tax during 2006.

At times, advances are made to the Local Partnerships in order to preserve the ability to receive applicable Tax Credits. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the six months ended June 30, 2007, approximately $14,000 was advanced to the Local Partnerships, all of which was charged to expense on the accompanying statements of operations included in “Item 1. Financial Statements”. During the six months ended June 30, 2006, approximately $19,000 was advanced to the Local Partnerships, of which approximately $12,000 was charged to expense on the statements of operations included in “Item 1. Financial Statements”. No advances were repaid by Local Partnerships during the six months ended June 30, 2007 and 2006.

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

Blue Lake

In 2003, the property owned by Blue Lake was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership has filed an action against the general partner of the Local Partnership. Trial is scheduled for October 2007. The Partnership had no investment in the Blue Lake Local Partnership at June 30, 2007. Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns.

Countryview Columbus

In March 2005, the Local Operating General Partner of Countryview Columbus sold the property to a third party.  After the repayment of the mortgage encumbering the property and accounts payable, the Local Partnership repaid the Partnership during 2005 for advances of approximately $394,000 made to the Local Partnership. The Partnership received approximately $99,000 as repayment of advances made prior to 2004 during the three and six months ended June 30, 2006, which is included in distributions from Local Partnerships recognized as income. The Partnership had no investment balance in this Local Partnership at June 30, 2007.

Vinton/Park School

In July 2006, the Partnership sold its limited partnership interest in Vinton/Park School to the Local Operating General Partner for approximately $16,000. After applying approximately $7,000 of the proceeds against advances receivable, the Partnership recorded a gain on sale of limited partnership interest of approximately $9,000 during the third quarter of 2006. The Partnership had no investment balance in this Local Partnership at June 30, 2007.

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in unconsolidated Local Partnerships, in which the Partnership’s ownership percentage ranges from 2.5% to 99%. However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 1. Financial Statements”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Partnerships and the Partnership. Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Partnerships is limited to the recorded investments in and receivables from the Local Partnerships.  See “Note 2 – Investments in and Advances to Local Partnerships” of the financial statements in “Item 1. Financial Statements” for additional information about the Partnership’s investments in unconsolidated Local Partnerships.

Other

AIMCO and its affiliates owned 437 limited partnership interests in the Partnership representing 1.84% of the outstanding interests at June 30, 2007. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

At June 30, 2007, the Partnership holds variable interests in eight VIEs that consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of eight apartment properties with a total of 382 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $813,000 at June 30, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

NATIONAL TAX CREDIT PARTNERS L.P.

By: NATIONAL PARTNERSHIP INVESTMENTS CORP.
General Partner

Date August 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2007	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

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

I, Martha L. Long, certify that:

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

Date:  August 13, 2007

/s/Martha L. Long

Martha L. Long

Senior Vice President of National Partnership Investments Corp., equivalent of the chief executive officer of the Partnership

Exhibit 31.2

CERTIFICATION

I, Stephen B. Waters, certify that:

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

Date:  August 13, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of National Tax Credit Partners, L.P. (the "Partnership"), for the quarterly period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 13, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 13, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.