Form 10KSB
period 2007-12-31
NATIONAL TAX CREDIT PARTNERS L P
filed 2008-04-14
CIK 847415

                                        UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2007

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

Limited Partnership Units

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2007.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and its investment in limited partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the limited partnerships in which the Partnership has invested.   Readers should carefully review the Partnership’s financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

In general, an owner of a low-income housing apartment complex ("Apartment Complex") is entitled to receive Housing Tax Credits in each year of a ten-year period (the "Credit Period").  The Apartment Complex is subject to a 15-year compliance period (the "Compliance Period") to preserve the Housing Tax Credits.  In addition to the Housing Tax Credits, tax credits are available for certain rehabilitation expenditures incurred in improving certified historic structures ("Historic Tax Credits", and together with Housing Tax Credits are referred to as "Tax Credits").  Tax Credits are available to the Limited Partners to reduce their Federal income tax liability.  The ability of a Limited Partner to utilize Tax Credits or allocated losses may be restricted by the passive activity loss limitation and the general business tax credit limitation rules.  NTCP invests in Local Partnerships that each own an Apartment Complex that is eligible for (i) Housing Tax Credits or (ii) in certain cases, Historic Tax Credits and, in some cases, both.  Several of the Local Partnerships also benefit from government programs promoting low or moderate income housing.

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

The following is a schedule of the occupancy status as of December 31, 2007 and 2006, of the Apartment Complexes owned by Local Partnerships in which NTCP is a limited partner.

SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS

IN WHICH NTCP HAS AN INVESTMENT

DECEMBER 31, 2007

		Units
		Authorized For	Percentage of	Percentage of
		Rental	Total Units	Total Units
	No. of	Assistance Under	Occupied	Occupied
Name and Location	Units	Section 8 (A)	2007	2006

Apple Tree
Brigham City, UT	24	--	95%	98%

Glenark
Woonsocket, RI	67	--	96%	96%

Grand Meadows
Grand Blanc, MI	64	--	92%	98%

Grinnell Park
Grinnell, IA	24	24	83%	96%

Kimberly Court
Seward, AK	24	--	83%	97%

North Liberty
North Liberty, IA	24	24	94%	93%

Rolling Hills
Santoga, PA	232	232	99%	99%

Summit I – Wallace
Philadelphia, PA	17	--	100%	93%

Summit II – Bergdoll
Philadelphia, PA	9	--	89%	94%

Summit III – Chandler
Philadelphia, PA	25	--	99%	89%

Torres de Plata I
Toa Alta, PR	72	72	100%	100%

Tyrone Elderly
Tyrone, PA	100	100	97%	98%

TOTAL	682	452

(A)

Section 8 of Title II of the Housing and Community Development Act of 1974.

Ownership Percentages

The following table details the Partnership ownership percentages of the Local Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Partnerships as of December 31, 2007.

		Original
		Cost of
	NTCP Percentage	Ownership	Mortgage
Partnership Name	Interest	Interest	Notes
		(in thousands)
Apple Tree Apartments	99%	$ 224	$ 861
Glenark Associates, LP	5%	3,200	(A)
Grand Meadows II LDHA LP	98.90%	1,585	1,712
Grinnell Park Apartments	99%	192	560
Seward Associates	99%	323	1,429
North Liberty Park, LP	99%	144	574
Rolling Hills Apartments, Ltd.	99%	185	3,369
Art Museum – Wallace	99%	1,550	(A)
Art Museum – Bergdoll	99%	603	(A)
Art Museum - Chandler	99%	1,985	(A)
Torres de Plata	99%	620	2,918
Tyrone Elderly	99%	850	2,664
Total – December 31, 2007		$11,461	$14,087

(A)

Information is not available.

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

ITEM 4.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the limited partners through the solicitation of proxies or otherwise during the quarter ended December 31, 2007.

PART II

ITEM 5.

Market for the Registrant's Partnership Interests and Related Partnership Matters

The Limited Partnership Interests (“LPI”) are not traded on a public exchange but were sold through a public offering managed by PaineWebber Incorporated.  It is not anticipated that any active public market will develop for the purchase and sale of any Limited Partnership Interest, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership.  Limited Partnership Interests may not be transferred but can be assigned only if certain requirements in the Partnership Agreement are satisfied.  At December 31, 2007, there were 3,337 registered holders of 23,752 Limited Partnership Interests in NTCP. The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Partnerships and then such distributions, if any, may be limited.  Distributions have not been made from the inception of the Partnership to December 31, 2007.

AIMCO and its affiliates owned 437 limited partnership interests in the Partnership representing 1.84% of the outstanding interests at December 31, 2007. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

ITEM 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

The General Partner monitors developments in the area of legal and regulatory compliance.

Liquidity and Capital Resources

The Partnership’s primary sources of funds include interest income from investing available cash and the receipt of distributions from Local Partnerships in which the Partnership has invested. It is not expected that any of the Local Partnerships in which the Partnership invested will generate cash from operations sufficient to provide distributions to the Limited Partners.  Such cash from operations, if any, would first be used to meet operating expenses of the Partnership.  The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Partnerships and the Partnership.  These problems may result from a number of factors, many of which cannot be controlled by the General Partner. The Partnership’s cash reserves as of December 31, 2007 were approximately $84,000. In order to replenish the Partnership's reserves, the Partnership intends to generate additional cash from sales and refinancings of certain properties owned by Local Partnerships and through sales of the Partnership’s limited partner interests in Local Partnerships.

Cash and cash equivalents are on deposit with a financial institution earning interest at market rates. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

In March 2005, the Local Operating General Partner of Countryview Columbus sold the property to a third party.  After the repayment of the mortgage encumbering the property and accounts payable, the Local Partnership repaid the Partnership during 2005 for advances of approximately $394,000 made to the Local Partnership.  The Partnership received approximately $99,000 as repayment of advances made prior to 2004 during the year ended December 31, 2006, which is included in distributions from limited partnerships recognized as income. The Partnership had no investment balance in this Local Partnership at December 31, 2007.

In July 2006, the Partnership sold its limited partnership interest in Vinton/Park School to the Local Operating General Partner for approximately $16,000. After applying approximately $7,000 of the proceeds against advances receivable, the Partnership recorded a gain on sale of limited partnership interest of approximately $9,000 during the year ended December 31, 2006. The Partnership had no investment balance in this Local Partnership at December 31, 2007.

Distributions received from Local Partnerships are recognized as a return of capital until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. During the years ended December 31, 2007 and 2006, the Partnership received distributions of approximately $104,000 and $161,000, respectively, of which approximately $60,000 and $161,000, respectively, were received from Local Partnerships in which it does not have an investment balance which were recognized as income.

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

Results of Operations

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to providing additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balances until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the statements of operations included in “Item 7. Financial Statements”.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  During the years ended December 31, 2007 and 2006, the Partnership recognized equity in loss and amortization of acquisition costs of approximately $81,000 and $91,000, respectively, from Local Partnerships.  During the years ended December 31, 2007 and 2006, the Partnership did not recognize equity in loss of approximately $761,000 and $709,000, respectively, as the Partnership's investment in certain Local Partnerships had been reduced to zero.

At December 31, 2007, the investment balance in eleven of the twelve Local Partnerships had been reduced to zero.

The Partnership’s revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships. Interest income was approximately $7,000 for each of the years ended December 31, 2007 and 2006.

An annual management fee is payable to the General Partner and is calculated at 0.5 percent of the original invested assets of the remaining partnerships. The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of the Partnership's affairs.  Management fees were approximately $208,000 and $218,000 for the years ended December 31, 2007 and 2006, respectively. The decrease in the management fee is a result of the reduction in invested assets on which such fee is based, due to the loss of Vinton/Park School in 2006.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses.  Legal and accounting fees were approximately $121,000 and $82,000 for the years ended December 31, 2007 and 2006, respectively.  The increase in legal and accounting expenses is primarily due to costs associated with the litigation involving Blue Lake in 2007 (as discussed below). General and administrative expenses were approximately $80,000 and $82,000 for the years ended December 31, 2007 and 2006, respectively.

Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense.  During the years ended December 31, 2007 and 2006, approximately $58,000 and $19,000, respectively, was advanced to the Local Partnerships, of which approximately $58,000 and $12,000, respectively, was recognized as expense on the statements of operations included in “Item 7. Financial Statements”. During the year ended December 31, 2006, approximately $7,000 of advances were repaid by one Local Partnership.  No such advances were repaid by Local Partnerships during the year ended December 31, 2007.

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

Comfed Qualified

In December 2007, the Local Operating General Partner of ComFed Qualified elected to exercise its option to purchase the Partnership’s remaining 2.5% limited partnership interest in this Local Partnership. The Partnership received proceeds of less than $1,000 for its sale of interest in this Local Partnership during the year ended December 31, 2007. The Partnership had no investment balance remaining in this Local Partnership at December 31, 2007.

Summit I, II and III

The current local general partner, the Partnership and the previous local general partner entered into an agreement on May 31, 2005, in which the Partnership advanced to Summit I and Summit III approximately $100,000 and $66,000, respectively, to cover a portion of delinquent property tax obligations, and the previous local general partner advanced the next three quarterly tax payments for the delinquent property taxes of approximately $27,000 for Summit I and $18,000 for Summit III. In addition, the current local general partner is negotiating with the previous local general partner to correct certain Section 42 non-compliance issues at all three properties as a result of Internal Revenue Service (the "IRS") recapture letters received in 2004.  If the Section 42 non-compliance issues are resolved with the IRS and the Pennsylvania Housing Finance Agency, then the previous local general partner may be readmitted into all three Local Partnerships.  If the Section 42 non-compliance issues cannot be resolved, the limited partners may be subject to the recapture of Tax Credits related to these Local Partnerships.  The Partnership reserved for the advances made to the Local Partnerships, as the repayment of the advances is not probable.

Blue Lake

In 2003, the property owned by Blue Lake was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership has filed an action against the general partner of the Local Partnership. Trial is scheduled for May 2008. The Partnership had no investment in the Blue Lake Local Partnership at December 31, 2007. Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns.

Countryview Columbus

In March 2005, the Local Operating General Partner of Countryview Columbus sold the property to a third party.  After the repayment of the mortgage encumbering the property and accounts payable, the Local Partnership repaid the Partnership during 2005 for advances of approximately $394,000 made to the Local Partnership. The Partnership received approximately $99,000 as repayment of advances made prior to 2004 during the year ended December 31, 2006, which is included in distributions from Local Partnerships recognized as income. The Partnership had no investment balance in this Local Partnership at December 31, 2007.

Vinton/Park School

In July 2006, the Partnership sold its limited partnership interest in Vinton/Park School to the Local Operating General Partner for approximately $16,000. After applying approximately $7,000 of the proceeds against advances receivable, the Partnership recorded a gain on sale of limited partnership interest of approximately $9,000 during the year ended December 31, 2006. The Partnership had no investment balance in this Local Partnership at December 31, 2007.

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in unconsolidated Local Partnerships, in which the Partnership’s ownership percentage ranges from 5% to 99%. However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 7. Financial Statements”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Partnerships is limited to the recorded investments in and receivables from the Local Partnerships.  See “Note 2 – Investments in and Advances to Local Partnerships” of the financial statements in “Item 7. Financial Statements” for additional information about the Partnership’s investments in unconsolidated Local Partnerships.

Other

AIMCO and its affiliates owned 437 limited partnership interests in the Partnership representing 1.84% of the outstanding interests at December 31, 2007. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

FASB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (or “FIN 46”), and applied its requirements to all Local Partnerships in which the Partnership held a variable interest.  FIN 46 addresses the consolidation by business enterprises of variable interest entities.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:  (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.

At December 31, 2007, the Partnership holds variable interests in seven VIEs that consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of seven apartment properties with a total of 266 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $724,000 at December 31, 2007. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges. See “Item 7. Financial Statements, Note 1 – Organization and Summary of Significant Accounting Policies” for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income on the statements of operations included in “Item 7. Financial Statements”.

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

Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2007

Statements of Operations - Years ended December 31, 2007 and 2006

Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2007 and 2006

Statements of Cash Flows - Years ended December 31, 2007 and 2006

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

National Tax Credit Partners, L.P.

We have audited the accompanying balance sheet of National Tax Credit Partners, L.P. as of December 31, 2007, and the related statements of operations, changes in partners' (deficiency) capital and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Tax Credit Partners, L.P. as of December 31, 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

April 14, 2008

NATIONAL TAX CREDIT PARTNERS, L.P.

BALANCE SHEET

December 31, 2007
(in thousands)

Assets

Investments in and advances to Local Partnerships (Note 2)		$ 724
Cash and cash equivalents		84

Total assets		$ 808

Liabilities and partners' (deficiency) capital

Liabilities:
Accounts payable and accrued expenses		$ 39
Accrued fees due to affiliates (Note 3)		682

Contingencies (Note 5)

Partners' (deficiency) capital
General partner	$ (518)
Limited partners	605	87

Total liabilities and partners' (deficiency) capital		$ 808

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF OPERATIONS
(in thousands, except per interest data)

	Years Ended December 31,
	2007	2006
Revenues:
Interest income	$ 7	$ 7

Operating expenses:
Management fees - partners (Note 3)	208	218
Legal and accounting	121	82
General and administrative (Note 3)	80	82
Total operating expenses	409	382

Loss from Partnership operations	(402)	(375)
Gain on sale of limited partnership interest
(Note 2)	--	9
Distributions from Local Partnerships recognized
as income (Note 2)	60	161
Advances to Local Partnerships charged to expense
(Note 2)	(58)	(12)
Equity in loss of Local Partnerships and
amortization of acquisition costs (Note 2)	(81)	(91)

Net loss (Note 4)	$ (481)	$ (308)

Net loss allocated to general partner (1%)	$ (5)	$ (3)
Net loss allocated to limited partners (99%)	(476)	(305)
	$ (481)	$ (308)

Net loss per limited partnership interest (Note 1)	$ (20.02)	$ (12.76)

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(in thousands, except interest data)

	General	Limited
	Partner	Partners	Total

Partnership interests (Note 1)		23,752

Partners' (deficiency) capital,
December 31, 2005	$ (510)	$ 1,386	$ 876

Net loss for the year ended
December 31, 2006	(3)	(305)	(308)

Partners' (deficiency) capital,
December 31, 2006	(513)	1,081	568

Net loss for the year ended
December 31, 2007	(5)	(476)	(481)

Partners' (deficiency) capital,
December 31, 2007	$ (518)	$ 605	$ 87

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$ (481)	$ (308)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Gain on sale of limited partnership interest	--	(9)
Equity in loss of Local Partnerships and
amortization of acquisition costs	81	91
Advances to Local Partnerships charged to expense	58	12
Changes in accounts:
Accrued fees due to affiliates	265	273
Accounts payable and accrued expenses	(10)	(7)
Net cash (used in) provided by operating activities	(87)	52

Cash flows from investing activities:
Distribution from Local Partnership recognized as a
reduction of investment balance	44	--
Proceeds from sale of limited partnership interest	--	9
Repayment of advances to Local Partnership	--	7
Advances to Local Partnerships	(58)	(19)
Net cash used in investing activities	(14)	(3)

Net (decrease) increase in cash and cash equivalents	(101)	49
Cash and cash equivalents, beginning of year	185	136

Cash and cash equivalents, end of year	$ 84	$ 185

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

Method of Accounting for Investments in Local Partnerships

The investments in Local Partnerships are accounted for using the equity method.  Acquisition, selection and other costs related to the acquisition of the projects acquired are capitalized as part of the investment accounts and are being amortized by the straight line method over the estimated lives of the underlying assets, which is generally 30 years.

Abandoned Interests

During the years ended December 31, 2007 and 2006, the number of Limited Partnership Interests decreased by 20 and 127 interests, respectively, due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interests, a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the beginning of the year.  The number of limited partnership interests was 23,772 and 23,899 as of January 1, 2007 and 2006, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash and money market mutual funds.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.  The entire cash balance at December 31, 2007 is maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No adjustments for impairment of value were recorded during the years ended December 31, 2007 or 2006.

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information", established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers.  As defined in SFAS No. 131, the Partnership has only one reportable segment.

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

FASB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (or “FIN 46”), and applied its requirements to all Local Partnerships in which the Partnership held a variable interest. FIN 46 addresses the consolidation by business enterprises of variable interest entities.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:  (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.

At December 31, 2007, the Partnership holds variable interests in seven VIEs that consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of seven apartment properties with a total of 266 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $724,000 at December 31, 2007. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership is in the process of implementing SFAS No. 157; however, it has not completed its evaluation and thus has not yet determined the effect that SFAS No. 157 will have on the Partnership’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership adopted SFAS No. 159 on January 1, 2008, and at that time did not elect the fair value option for any of its financial instruments or other items within the scope of SFAS No. 159.

In June 2007, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  In February 2008, the FASB issued FASB Staff Position SOP 07-1-1 that indefinitely defers the effective date of SOP 07-1.

Note 2 - Investments in and Advances to Local Partnerships

At December 31, 2007, the Partnership holds limited partnership interests in twelve Local Partnerships, located in six states and Puerto Rico. At December 31, 2007, the Local Partnerships own residential projects consisting of 682 apartment units. The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  During the years ended December 31, 2007 and 2006, the Partnership received distributions of approximately $104,000 and $161,000, respectively, of which approximately $60,000 and $161,000, respectively, were received from Local Partnerships in which it does not have an investment balance which were recognized as income.

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

As of December 31, 2007, the investment balance in eleven of the twelve Local Partnerships had been reduced to zero.

Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense.  During the years ended December 31, 2007 and 2006, approximately $58,000 and $19,000, respectively, was advanced to the Local Partnerships, of which approximately $58,000 and $12,000, respectively, was recognized as expense on the accompanying statements of operations. During the year ended December 31, 2006, approximately $7,000 of advances were repaid by one Local Partnership.  No such advances were repaid by Local Partnerships during the year ended December 31, 2007.

The following is a summary of the investments in Local Partnerships for the year ended December 31, 2007 (in thousands):

Investment balance, beginning of year	$ 849
Equity in losses of Local Partnership	(73)
Amortization of acquisition costs	(8)
Distribution recognized as a reduction of investment
balance	(44)
Investment balance, end of year	$ 724

The difference between the investment per the accompanying balance sheet at December 31, 2007 and the equity per the Local Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Partnerships, the Partnership’s recording of capital contributions payable to the Local Partnerships in its investment balance, costs capitalized to the investment account, cumulative distributions recognized as income and the recognition of impairment losses.

Comfed Qualified

In December 2007, the Local Operating General Partner of ComFed Qualified elected to exercise its option to purchase the Partnership’s remaining 2.5% limited partnership interest in this Local Partnership. The Partnership received proceeds of less than $1,000 for its sale of interest in this Local Partnership during the year ended December 31, 2007. The Partnership had no investment balance remaining in this Local Partnership at December 31, 2007.

Summit I, II and III

The current local general partner, the Partnership and the previous local general partner entered into an agreement on May 31, 2005, in which the Partnership advanced to Summit I and Summit III approximately $100,000 and $66,000, respectively, to cover a portion of delinquent property tax obligations, and the previous local general partner advanced the next three quarterly tax payments for the delinquent property taxes of approximately $27,000 for Summit I and $18,000 for Summit III. In addition, the current local general partner is negotiating with the previous local general partner to correct certain Section 42 non-compliance issues at all three properties as a result of Internal Revenue Service (the "IRS") recapture letters received in 2004.  If the Section 42 non-compliance issues are resolved with the IRS and the Pennsylvania Housing Finance Agency, then the previous local general partner may be readmitted into all three Local Partnerships.  If the Section 42 non-compliance issues cannot be resolved, the limited partners may be subject to the recapture of Tax Credits related to these Local Partnerships.  The Partnership reserved for the advances made to the Local Partnerships, as the repayment of the advances is not probable.

Blue Lake

In 2003, the property owned by Blue Lake was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership has filed an action against the general partner of the Local Partnership. Trial is scheduled for May 2008. The Partnership had no investment in the Blue Lake Local Partnership at December 31, 2007. Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns.

Countryview Columbus

In March 2005, the Local Operating General Partner of Countryview Columbus sold the property to a third party.  After the repayment of the mortgage encumbering the property and accounts payable, the Local Partnership repaid the Partnership during 2005 for advances of approximately $394,000 made to the Local Partnership. The Partnership received approximately $99,000 as repayment of advances made prior to 2004 during the year ended December 31, 2006, which is included in distributions from Local Partnerships recognized as income. The Partnership had no investment balance in this Local Partnership at December 31, 2007.

Vinton/Park School

In July 2006, the Partnership sold its limited partnership interest in Vinton/Park School to the Local Operating General Partner for approximately $16,000. After applying approximately $7,000 of the proceeds against advances receivable, the Partnership recorded a gain on sale of limited partnership interest of approximately $9,000 during the year ended December 31, 2006. The Partnership had no investment balance in this Local Partnership at December 31, 2007.

Investee Data

The Partnership’s value of its investments and its equity in the income/losses and distributions from the Local Partnerships are, for certain Local Partnerships, individually not material to the overall financial position of the Partnership. The financial information from the unaudited combined financial statements of such Local Partnerships at December 31, 2007 and for each of the two years in the period then ended is presented below. The Partnership’s value of its investment in Tyrone Elderly Limited Partnership (the “Material Investee”) is material to its financial position and the amounts included below for this specific Local Partnership are included on an audited basis (2007 and 2006 amounts exclude the operations of Vinton/Park School for which the Partnership sold its interest in 2006, Ridgewood Heights, for which the Partnership sold its interest in 2007 and Summit I, II, and III and Glenark Landing, for which no information is available).

CONDENSED BALANCE SHEETS

OF THE LOCAL LIMITED PARTNERSHIPS

December 31, 2007

	Material
Assets:	Investee	Unaudited	Total
Land	$ 209	$ 1,477	$ 1,686
Buildings and improvements, net of
accumulated depreciation of $2,612 and
$12,434, respectively	2,929	11,883	14,812
Other assets	316	1,798	2,114
Total Assets	$ 3,454	$15,158	$18,612

Liabilities and Partner's Equity (Deficit):
Liabilities:
Mortgages notes payable	$ 2,664	$11,423	$14,087
Other liabilities	111	13,569	13,680
	2,775	24,992	27,767
Partner's Equity (Deficit)	679	(9,834)	(9,155)
Total Liabilities and Partners' Equity (Deficit)	$ 3,454	$15,158	$18,612

CONDENSED RESULTS OF OPERATIONS

OF THE LOCAL LIMITED PARTNERSHIPS

	Years Ended December 31,
	2007			2006
	Material	2007	2007	Material	2006	2006
	Investee	Unaudited	Total	Investee	Unaudited	Total
Revenues:
Rental and other income	$ 826	$ 3,723	$ 4,549	$ 859	$ 3,642	$ 4,501
Expenses:
Operating expenses	493	2,505	2,998	472	2,427	2,899
Financial expenses	167	1,385	1,552	197	1,363	1,560
Depreciation and amortization	240	752	992	205	732	937
Total Expenses	900	4,642	5,542	874	4,522	5,396
Net loss	$ (74)	$ (919)	$ (993)	$ (15)	$ (880)	$ (895)

Note 3 - Transactions with Affiliated Parties

Under the terms of the Amended and Restated Agreement of the Limited Partnership, the Partnership is obligated to the General Partner for the following fees:

(a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) as of the beginning of the year is payable to the General Partner.  For the years ended December 31, 2007 and 2006, approximately $208,000 and $218,000, respectively, has been expensed.  At December 31, 2007, approximately $546,000 is owed to the General Partner and is included in accrued fees due to affiliates.

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

(c) The Partnership reimburses NAPICO for certain expenses.  The reimbursement to NAPICO was approximately $49,000 for each of the years ended December 31, 2007 and 2006 and is included in general and administrative expenses. At December 31, 2007, approximately $136,000 is owed to NAPICO and is included in accrued fees due to affiliates.

As of December 31, 2007, the fees and advances due the General Partner exceeded the Partnership’s cash. The General Partner has indicated that, during the forthcoming year, it will not demand payment of amounts due in excess of such cash, however, the Partnership still remains liable for all such amounts.

NTC, or another affiliate of the General Partner, is the Local Operating General Partner in six of the Partnership's twelve Local Partnerships.  In addition, NTC is either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner managed one property owned by the Local Partnership during each of the years ended December 31, 2007 and 2006.  The Local Partnership pays the affiliate property management fees in the amount of 5 percent of their gross rental revenues.  The amounts paid were approximately $38,000 for each of the years ended December 31, 2007 and 2006.

AIMCO and its affiliates owned 437 limited partnership interests in the Partnership representing 1.84% of the outstanding interests at December 31, 2007. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

A reconciliation follows:

	Years Ended December 31,
	2007	2006
	(in thousands)

Net loss per financial statements	$ (481)	$ (308)
Gain/loss on sale of investment	--	(122)
Partnership fees	208	218
Other	(103)	38
Partnership's share of limited local
partnership	(1,023)	(1,913)
Loss per preliminary tax return	$ (1,399)	$ (2,087)
Preliminary taxable loss per limited
partnership interest	$ (58.80)	$ (87.38)

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net assets and liabilities:

December 31, 2007
(in thousands)
Net assets as reported	$ 87
Add (deduct):
Intangible (net)	3,355
Deferred offering costs	7,745
Investment in Partnerships	(15,517)
Other	1,329
Net liabilities – Federal tax basis	$ (3,001)

Note 5 - Contingencies

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

Note 6 - Real Estate and Accumulated Depreciation of Local Partnerships in which NTCP Has Invested as of December 31, 2007

		Gross Amount At Which Carried
		at December 31, 2007 (1)
		(in thousands)

			Buildings
			And
			Related
	Mortgage		Personal		Accumulated
Description	Notes	Land	Property	Total	Depreciation
					(in thousands)
Appletree Apts.	$ 861	$ 74	$ 1,276	$ 1,350	$ 615
Glenark Apts. (A)	--	--	--	--	--
Grand Meadows Apts.	1,712	112	3,537	3,649	1,727
Grinnell Park Apts.	560	48	812	860	392
Kimberly Court Apts.	1,429	234	1,867	2,101	881
North Liberty Apts.	574	48	739	787	387
Rolling Hills Apts.	3,369	800	12,301	13,101	6,038
Summit I Apts. (A)	--	--	--	--	--
Summit II Apts. (A)	--	--	--	--	--
Summit III Apts. (A)	--	--	--	--	--
Torres de Plata I	2,918	161	3,785	3,946	2,394
Tyrone Elderly (B)	2,664	209	5,541	5,750	2,612
	$14,087	$ 1,686	$29,858	$31,544	$15,046

(A) Information is not available for this entity.

(B) Material Investee.

(1) All amounts are unaudited except for those amounts relative to the Material Investee – see Note 2.

Reconciliation of real estate (all amounts are unaudited except for those amounts relative to the Material Investee – see Note 2) (in thousands)

	Years Ended December 31
	2007			2006
	Material	2007	2007	Material	2006	2006
	Investee	Unaudited	Total	Investee	Unaudited	Total
Balance at beginning of year	$ 5,703	$25,581	$ 31,284	$ 5,258	$25,399	$ 30,657
Improvements during the year	47	213	260	445	212	657
Disposal of property	--	--	--	--	(30)	(30)
Balance at end of year	$ 5,750	$25,794	$ 31,544	$ 5,703	$25,581	$ 31,284

Reconciliation of accumulated depreciation (all amounts are unaudited except for those amounts relative to the Material Investee – see Note 2) (in thousands)

	Years Ended December 31,
	2007			2006
	Material	2007	2007	Material	2006	2006
	Investee	Unaudited	Total	Investee	Unaudited	Total
Balance at beginning of year	$ 2,372	$11,685	$14,057	$ 2,167	$10,983	$13,150
Depreciation expense for the
year	240	749	989	205	732	937
Disposal of property	--	--	--	--	(30)	(30)
Balance at end of year	$ 2,612	$12,434	$15,046	$ 2,372	$11,685	$14,057

ITEM 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 8A.

Controls and Procedures

(a)

Disclosure Controls and Procedures

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Partnership’s management; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2007, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 8B.

Other Information

None.

PART III

ITEM 9.

Directors, Executive Officers, Promoters, Control Persons, and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

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

Name	Age	Position
David R. Robertson	42	President, Chief Executive Officer and Director
Harry G. Alcock	45	Executive Vice President and Director
Lance J. Graber	46	Executive Vice President
Lisa R. Cohn	39	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	44	Executive Vice President, Securities and Debt; Treasury
Thomas M. Herzog	45	Executive Vice President and Chief Financial Officer
Martha L. Long	48	Senior Vice President
Stephen B. Waters	46	Vice President

David R. Robertson has been President, Chief Executive Officer and a Director of the  General Partner since October 2002. Mr. Robertson has been an Executive Vice President of AIMCO since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002.  Mr. Robertson is responsible for portfolio strategy, capital allocation, investments, joint ventures, asset management and transaction activity. Since February 1996, Mr. Robertson has been Chairman and Chief Executive Officer of Robeks Corporation, a privately held chain of specialty food stores.

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.  Mr. Alcock focuses on transactions related to AIMCO’s portfolio of properties in the western portion of the United States.

Lance J. Graber was appointed Executive Vice President of the General Partner in February 2004 and of AIMCO in October 1999 and focuses on transactions related to Aimco’s portfolio of properties in the eastern portion of the United States.

Lisa R. Cohn was appointed Executive Vice President, General Counsel and Secretary of the General Partner and AIMCO in December 2007.  From January 2004 to December 2007, Ms. Cohn served as Senior Vice President and Assistant General Counsel of AIMCO.  Ms. Cohn joined AIMCO in July 2002 as Vice President and Assistant General Counsel.  Prior to joining AIMCO, Ms. Cohn was in private practice with the law firm of Hogan and Hartson LLP.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt; Treasury of the General Partner in May 2007. Ms. Fielding was appointed Executive Vice President of AIMCO in February 2003 and also appointed as Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Thomas M. Herzog was appointed Executive Vice President and Chief Financial Officer of the General Partner in May 2007. Mr. Herzog was appointed Chief Financial Officer of AIMCO in November 2005 and was appointed Executive Vice President AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Martha L. Long was appointed Senior Vice President of the General Partner in May 2007.  Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Stephen B. Waters was appointed Vice President of the General Partner in May 2007 and of AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the General Partner.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The board of directors of the General Partner does not have a separate audit committee. As such, the board of directors of the General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

ITEM 10.

Executive Compensation

None of the directors and officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2007.

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

ITEM 12.

Certain Relationships Related Transactions, and Director Independence

Under the terms of the Amended and Restated Agreement of the Limited Partnership, the Partnership is obligated to the General Partner for the following fees:

(a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) as of the beginning of the year is payable to the General Partner.  For the years ended December 31, 2007 and 2006, approximately $208,000 and $218,000, respectively, has been expensed.  At December 31, 2007, approximately $546,000 is owed to the General Partner and is included in accrued fees due to affiliates on the balance sheet included in “Item 7. Financial Statements”.

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

(c) The Partnership reimburses NAPICO for certain expenses.  The reimbursement to NAPICO was approximately $49,000 for each of the years ended December 31, 2007 and 2006, and is included in general and administrative expenses. At December 31, 2007, approximately $136,000 is owed to NAPICO and is included in accrued fees due to affiliates on the balance sheet included in “Item 7. Financial Statements”.

As of December 31, 2007, the fees and advances due the General Partner exceeded the Partnership’s cash. The General Partner has indicated that, during the forthcoming year, it will not demand payment of amounts due in excess of such cash, however, the Partnership still remains liable for all such amounts.

NTC, or another affiliate of the General Partner, is the Local Operating General Partner in six of the Partnership's twelve Local Partnerships.  In addition, NTC is either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner managed one property owned by the Local Partnership during each of the years ended December 31, 2007 and 2006.  The Local Partnership pays the affiliate property management fees in the amount of 5 percent of their gross rental revenues.  The amounts paid were approximately $38,000 for each of the years ended December 31, 2007 and 2006.

AIMCO and its affiliates owned 437 limited partnership interests in the Partnership representing 1.84% of the outstanding interests at December 31, 2007. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Neither of the General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

ITEM 13.

Exhibits

See Exhibit Index.

ITEM 14.

Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2008.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2007 and 2006 are described below.

Audit Fees.  Fees for audit services totaled approximately $37,000 and $45,000 for the years 2007 and 2006, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $21,000 for each of the years 2007 and 2006.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL TAX CREDIT PARTNERS L.P.
(a California limited partnership)

By: NATIONAL PARTNERSHIP INVESTMENTS CORP.
General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: April 14, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/David R. Robertson	Director and President	Date: April 14, 2008
David R. Robertson

/s/Harry G. Alcock	Director and Executive	Date: April 14, 2008
Harry G. Alcock	Vice President

/s/Martha L. Long	Senior Vice President	Date: April 14, 2008
Martha L. Long

/s/Stephen B. Waters	Vice President	Date: April 14, 2008
Stephen B. Waters

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