Form 10-Q
period 2008-06-30
NATIONAL TAX CREDIT PARTNERS L P
filed 2008-08-07
CIK 847415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2008

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

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

NATIONAL TAX CREDIT PARTNERS, L.P.
BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets

Investments in and advances to Local Partnerships (Note 2)	$ 672	$ 724
Cash and cash equivalents	73	84
Total assets	$ 745	$ 808

Liabilities and partners' (deficiency) capital

Liabilities:
Accounts payable and accrued expenses	$ 28	$ 39
Due to affiliates (Note 3)	809	682
	837	721
Contingencies (Note 4)

Partners' (deficiency) capital:
General partner	(520)	(518)
Limited partners	428	605
	(92)	87
Total liabilities and partners' (deficiency) capital	$ 745	$ 808

Note:

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF OPERATIONS

 (Unaudited)

(in thousands, except per interest data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Interest income	$ --	$ 2	$ 1	$ 4

Operating expenses:
Management fees - partners (Note 3)	46	52	93	104
General and administrative (Note 3)	27	20	45	41
Legal and accounting	21	31	45	63
Total operating expenses	94	103	183	208

Loss from Partnership operations	(94)	(101)	(182)	(204)
Distributions from Local Partnerships
recognized as income (Note 2)	57	60	60	60
Advances to Local Partnerships
charged to expense (Note 2)	(5)	(1)	(5)	(14)
Equity in loss of Local Partnerships
and amortization of acquisition
costs (Note 2)	(32)	(31)	(52)	(36)
Net loss	$ (74)	$ (73)	$ (179)	$ (194)

Net loss allocated to general partner (1%)	$ (1)	$ (1)	$ (2)	$ (2)
Net loss allocated to limited partners (99%)	(73)	(72)	(177)	(192)
	$ (74)	$ (73)	$ (179)	$ (194)
Net loss per limited partnership interest
(Note 1)	$ (3.07)	$ (3.03)	$ (7.45)	$ (8.08)

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

 (Unaudited)

(in thousands, except interest data)

	General	Limited
	Partner	Partners	Total

Partnership interests		23,752

Partners' (deficiency) capital,
December 31, 2007	$(518)	$ 605	$ 87

Net loss for the six months
ended June 30, 2008	(2)	(177)	(179)

Partners' (deficiency) capital,
June 30, 2008	$(520)	$ 428	$ (92)

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF CASH FLOWS

 (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$ (179)	$ (194)
Adjustments to reconcile net loss to net cash used in
operating activities:
Equity in loss of Local Partnerships and amortization
of acquisition costs	52	36
Advances to Local Partnerships charged to expense	5	14
Changes in accounts:
Accounts payable and accrued expenses	(11)	(19)
Accrued fees due to affiliates	127	133
Net cash used in operating activities	(6)	(30)

Net cash used in investing activities:
Advances to Local Partnerships	(5)	(14)

Net decrease in cash and cash equivalents	(11)	(44)

Cash and cash equivalents, beginning of period	84	185

Cash and cash equivalents, end of period	$ 73	$ 141

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2008, and the results of operations and changes in cash flows for the six months ended June 30, 2008 and 2007, respectively.

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

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No adjustments for impairment of value were recorded during the six months ended June 30, 2008 or 2007.

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

At June 30, 2008 and December 31, 2007, the Partnership holds variable interests in seven VIEs that consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of seven apartment properties with a total of 266 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $672,000 and $724,000 at June 30, 2008 and December 31, 2007, respectively. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL PARTNERSHIPS

At June 30, 2008 and December 31, 2007, the Partnership holds limited partnership interests in twelve Local Partnerships, located in six states and Puerto Rico. The Local Partnerships own residential projects consisting of 682 apartment units. The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  During each of the six months ended June 30, 2008 and 2007, the Partnership received distributions of approximately $60,000 from Local Partnerships in which it does not have an investment balance which were recognized as income.

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

As of June 30, 2008 and December 31, 2007, the investment balance in eleven of the twelve Local Partnerships had been reduced to zero.

At times, advances are made to the Local Partnerships in order to preserve the ability to receive applicable Tax Credits. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense.  During the six months ended June 30, 2008 and 2007, approximately $5,000 and $14,000, respectively, was advanced to the Local Partnerships, all of which was charged to expense on the accompanying statements of operations. No advances were repaid by Local Partnerships during the six months ended June 30, 2008 and 2007.

The following is a summary of the investments in Local Partnerships for the six months ended June 30, 2008(in thousands):

Investment balance, beginning of period	$ 724
Equity in losses of Local Partnerships	(48)
Amortization of acquisition costs	(4)
Investment balance, end of period	$ 672

The following are estimated unaudited condensed combined statements of operations for the three and six months ended June 30, 2008 and 2007 for the Local Partnerships in which the Partnership has investments (2008 and 2007 amounts exclude the operations of Ridgewood Heights, for which the Partnership sold its interest in 2007 and Summit I, II and III and Glenark Landing, for which no information is available)(in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues
Rental and other income	$ 1,197	$ 1,082	$ 2,334	$ 2,207

Expenses
Depreciation	248	235	496	469
Interest	388	390	776	780
Operating	601	612	1,350	1,337
Total expenses	1,237	1,237	2,622	2,586
Net loss	$ (40)	$ (155)	$ (288)	$ (379)

Comfed Qualified

In December 2007, the Local Operating General Partner of ComFed Qualified elected to exercise its option to purchase the Partnership’s remaining 2.5% limited partnership interest in this Local Partnership. The Partnership received proceeds of less than $1,000 for its sale of interest in this Local Partnership during the fourth quarter of 2007. The Partnership had no investment balance remaining in this Local Partnership at June 30, 2008 and December 31, 2007.

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

Blue Lake

In 2003, the property owned by Blue Lake was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership filed an action against the general partner of the Local Partnership in 2003. Trial was scheduled for May 2008, however, the matter was settled prior to the trial date.  The terms of the settlement agreement include a payment of $300,000 to be paid in quarterly installments.  The first installment of $100,000 was received subsequent to June 30, 2008.  The remaining installments of $50,000 each are expected to be received beginning September 30, 2008 through June 30, 2009. The Partnership had no investment in the Blue Lake Local Partnership at June 30, 2008. Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns.

NOTE 3 – TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Amended and Restated Agreement of the Limited Partnership, the Partnership is obligated to the General Partner for the following fees:

(a)

An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) as of the beginning of the year is payable to the General Partner. For the six months ended June 30, 2008 and 2007, approximately $93,000 and $104,000, respectively, has been expensed. At June 30, 2008 and December 31, 2007, approximately $640,000 and $546,000, respectively, is owed to the General Partner and is included in due to affiliates.

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

(c)

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $30,000 and $25,000 for the six months ended June 30, 2008 and 2007, respectively, and is included in general and administrative expenses.  At June 30, 2008 and December 31, 2007, approximately $169,000 and $136,000, respectively, is owed to NAPICO and is included in due to affiliates.

NTC, or another affiliate of the General Partner, is the Local Operating General Partner in six of the Partnership's twelve Local Partnerships.  In addition, NTC is either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner managed one property owned by the Local Partnership during each of the six months ended June 30, 2008 and 2007. The Local Partnership pays the affiliate property management fees in the amount of 5 percent of its gross rental revenues.  The amounts paid were approximately $19,000 for each of the six months ended June 30, 2008 and 2007.

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

Liquidity and Capital Resources

The Partnership’s primary sources of funds include interest income from investing available cash and the receipt of distributions from Local Partnerships in which the Partnership has invested. It is not expected that any of the Local Partnerships in which the Partnership invested will generate cash from operations sufficient to provide distributions to the Limited Partners. Such cash from operations, if any, would first be used to meet operating expenses of the Partnership. The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner. The Partnership’s cash reserves as of June 30, 2008 and December 31, 2007 were approximately $73,000 and $84,000, respectively. In order to replenish the Partnership's reserves, the Partnership intends to generate additional cash from sales and refinancings of certain properties owned by Local Partnerships and through sales of the Partnership’s limited partner interests in Local Partnerships.

Cash and cash equivalents are on deposit with a financial institution earning interest at market rates. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Distributions received from Local Partnerships are recognized as a return of capital until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income.  During each of the six months ended June 30, 2008 and 2007, the Partnership received distributions of approximately $60,000 from Local Partnerships in which it does not have an investment balance, which were recognized as income.

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

Results of Operations

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to providing additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balances until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships. During the six months ended June 30, 2008 and 2007, the Partnership recognized equity in loss and amortization of acquisition costs of approximately $52,000 and $36,000, respectively, from Local Partnerships.

At June 30, 2008 and December 31, 2007, the investment balance in eleven of the twelve Local Partnerships had been reduced to zero.

The Partnership’s revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships. Interest income was approximately $1,000 and $4,000, for the six months ended June 30, 2008 and 2007, respectively.

An annual management fee is payable to the General Partner and is calculated at 0.5 percent of the original invested assets of the remaining partnerships.  The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of the Partnership's affairs.  Management fees were approximately $93,000 and $104,000 for the six months ended June 30, 2008 and 2007, respectively.  The decrease in the management fee is a result of the reduction in invested assets on which such fee is based due to the loss of Comfed Qualified in 2007.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $45,000 and $63,000 for the six months ended June 30, 2008 and 2007, respectively.  The decrease in legal and accounting expenses is primarily due to a decrease in costs associated with the litigation involving Blue Lake (as discussed below) and a decrease in audit fees.  General and administrative expenses were approximately $45,000 and $41,000 for the six months ended June 30, 2008 and 2007, respectively.

At times, advances are made to the Local Partnerships in order to preserve the ability to receive applicable Tax Credits. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships. Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the six months ended June 30, 2008 and 2007, approximately $5,000 and $14,000, respectively, was advanced to the Local Partnerships, all of which was recognized as expense on the statements of operations included in “Item 1. Financial Statements”. No advances were repaid by Local Partnerships during the six months ended June 30, 2008 and 2007.

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

Comfed Qualified

In December 2007, the Local Operating General Partner of ComFed Qualified elected to exercise its option to purchase the Partnership’s remaining 2.5% limited partnership interest in this Local Partnership. The Partnership received proceeds of less than $1,000 for its sale of interest in this Local Partnership during the fourth quarter of 2007. The Partnership had no investment balance remaining in this Local Partnership at June 30, 2008 and December 31, 2007.

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

Blue Lake

In 2003, the property owned by Blue Lake was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership filed an action against the general partner of the Local Partnership in 2003. Trial was scheduled for May 2008, however, the matter was settled prior to the trial date. The terms of the settlement agreement include a payment of $300,000 to be paid in quarterly installments.  The first installment of $100,000 was received subsequent to June 30, 2008.  The remaining installments of $50,000 each are expected to be received beginning September 30, 2008 through June 30, 2009. The Partnership had no investment in the Blue Lake Local Partnership at June 30, 2008. Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns.

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

Other

AIMCO and its affiliates owned 437 limited partnership interests in the Partnership representing 1.84% of the outstanding interests at June 30, 2008. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

At June 30, 2008 and December 31, 2007, the Partnership holds variable interests in seven VIEs that consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of seven apartment properties with a total of 266 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $672,000 and $724,000 at June 30, 2008 and December 31, 2007, respectively. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Item 4T.

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

NATIONAL TAX CREDIT PARTNERS L.P.
(a California limited partnership)

By: NATIONAL PARTNERSHIP INVESTMENTS CORP.
General Partner

Date: August 7, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 7, 2008	By: /s/Stephen B. Waters
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