Form 10-Q
period 2008-09-30
NATIONAL TAX CREDIT PARTNERS L P
filed 2008-11-12
CIK 847415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

     ACT OF 1934

For the quarterly period ended September 30, 2008

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

NATIONAL TAX CREDIT PARTNERS, L.P.
BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets

Investments in and advances to Local Partnerships
(Note 2)	$ 661	$ 724
Cash and cash equivalents	147	84
Total assets	$ 808	$ 808

Liabilities and partners' (deficiency) capital

Liabilities:
Accounts payable and accrued expenses	$ 37	$ 39
Due to affiliates (Note 3)	872	682
	909	721
Contingencies (Note 4)

Partners' (deficiency) capital:
General partner	(520)	(518)
Limited partners	419	605
	(101)	87
Total liabilities and partners' (deficiency) capital	$ 808	$ 808

Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF OPERATIONS

 (Unaudited)

(in thousands, except per interest data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Interest income	$ 1	$ 2	$ 2	$ 6
Other income (Note 2)	100	--	100	--
Total revenues	101	2	102	6

Operating expenses:
Management fees - partners (Note 3)	47	52	140	156
General and administrative (Note 3)	24	21	69	62
Legal and accounting	47	23	92	86
Total operating expenses	118	96	301	304

Loss from Partnership operations	(17)	(94)	(199)	(298)
Distributions from Local Partnerships
recognized as income (Note 2)	2	--	62	60
Advances to Local Partnerships
charged to expense (Note 2)	--	(44)	(5)	(58)
Equity in income (loss) of Local
Partnerships and amortization of
acquisition costs (Note 2)	6	(19)	(46)	(55)

Net loss	$ (9)	$ (157)	$ (188)	$ (351)

Net loss allocated to general
partner (1%)	$ --	$ (2)	$ (2)	$ (4)
Net loss allocated to limited
partners (99%)	(9)	(155)	(186)	(347)

	$ (9)	$ (157)	$ (188)	$ (351)
Net loss per limited partnership
interest (Note 1)	$ (0.38)	$ (6.52)	$ (7.83)	$(14.60)

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

 (Unaudited)

(in thousands, except interest data)

	General	Limited
	Partner	Partners	Total

Partnership interests		23,752

Partners' (deficiency) capital,
December 31, 2007	$(518)	$ 605	$ 87

Net loss for the nine months
ended September 30, 2008	(2)	(186)	(188)

Partners' (deficiency) capital,
September 30, 2008	$(520)	$ 419	$ (101)

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF CASH FLOWS

 (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$ (188)	$ (351)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Equity in loss of Local Partnerships and amortization
of acquisition costs	46	55
Advances to Local Partnerships charged to expense	5	58
Changes in accounts:
Accounts payable and accrued expenses	(2)	(10)
Due to affiliates	190	198
Net cash provided by (used in) operating activities	51	(50)

Cash flows from investing activities:
Distributions from Local Partnerships recognized as a
reduction of investment balance	17	44
Advances to Local Partnerships	(5)	(58)
Net cash provided by (used in) investing activities	12	(14)

Net increase (decrease) in cash and cash equivalents	63	(64)

Cash and cash equivalents, beginning of period	84	185

Cash and cash equivalents, end of period	$ 147	$ 121

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2008, and the results of operations and changes in cash flows for the nine months ended September 30, 2008 and 2007, respectively.

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

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No adjustments for impairment of value were recorded during the nine months ended September 30, 2008 or 2007.

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

At September 30, 2008 and December 31, 2007, the Partnership holds variable interests in seven VIEs that consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of seven apartment properties with a total of 266 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $661,000 and $724,000 at September 30, 2008 and December 31, 2007, respectively. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL PARTNERSHIPS

At September 30, 2008 and December 31, 2007, the Partnership holds limited partnership interests in twelve Local Partnerships, located in six states and Puerto Rico. The Local Partnerships own residential projects consisting of 682 apartment units. The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  During the nine months ended September 30, 2008 and 2007, the Partnership received distributions of approximately $79,000 and $104,000, respectively, of which approximately $62,000 and $60,000, respectively, were received from Local Partnerships in which it does not have an investment balance, which were recognized as income.

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

As of September 30, 2008 and December 31, 2007, the investment balance in eleven of the twelve Local Partnerships had been reduced to zero.

Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the nine months ended September 30, 2008 and 2007, approximately $5,000 and $58,000, respectively, was advanced to the Local Partnerships, all of which was charged to expense on the accompanying statements of operations. No advances were repaid by Local Partnerships during the nine months ended September 30, 2008 and 2007.

The following is a summary of the investments in Local Partnerships for the nine months ended September 30, 2008(in thousands):

Investment balance, beginning of period	$ 724
Equity in losses of Local Partnerships	(41)
Amortization of acquisition costs	(5)
Distribution recognized as a reduction of
investment balance	(17)
Investment balance, end of period	$ 661

The following are estimated unaudited condensed combined statements of operations for the three and nine months ended September 30, 2008 and 2007 for the Local Partnerships in which the Partnership has investments (2008 and 2007 amounts exclude the operations of Ridgewood Heights, for which the Partnership sold its interest in 2007 and Summit I, II and III and Glenark Landing, for which no information is available)(in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
Rental and other income	$ 996	$ 1,058	$ 3,330	$ 3,265

Expenses
Depreciation	248	234	744	703
Interest	388	390	1,164	1,170
Operating	716	778	2,066	2,115
Total expenses	1,352	1,402	3,974	3,988
Net loss	$ (356)	$ (344)	$ (644)	$ (723)

Comfed Qualified

In December 2007, the Local Operating General Partner of ComFed Qualified elected to exercise its option to purchase the Partnership’s remaining 2.5% limited partnership interest in this Local Partnership. The Partnership received proceeds of less than $1,000 for its sale of interest in this Local Partnership during the fourth quarter of 2007. The Partnership had no investment balance remaining in this Local Partnership at September 30, 2008 and December 31, 2007.

SummitI, II and III

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

BlueLake

In 2003, the property owned by Blue Lake was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership filed an action against the general partner of the Local Partnership in 2003. Trial was scheduled for May 2008, however, the matter was settled prior to the trial date.  The terms of the settlement agreement include a payment of $300,000 to be paid in quarterly installments.  The first installment of $100,000 was received in July 2008 and was recognized as other income on the accompanying statements of operations.  The remaining installments of $50,000 each were due on a quarterly basis beginning September 30, 2008. On October 23, 2008, the Partnership obtained the stipulated judgment for approximately $1,008,000 against the general partner of the Local Partnership as a result of the unpaid September 30, 2008 installment. The Partnership is taking action to collect the judgment. The Partnership had no investment in the Blue Lake Local Partnership at September 30, 2008 and December 31, 2007. Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns.

NOTE 3 – TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Amended and Restated Agreement of the Limited Partnership, the Partnership is obligated to the General Partner for the following fees:

(a)   An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) as of the beginning of the year is payable to the General Partner. For the nine months ended September 30, 2008 and 2007, approximately $140,000 and $156,000, respectively, has been expensed. At September 30, 2008 and December 31, 2007, approximately $686,000 and $546,000, respectively, is owed to the General Partner and is included in due to affiliates.

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

(c)   The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $51,000 and $37,000 for the nine months ended September 30, 2008 and 2007, respectively, and is included in general and administrative expenses. At September 30, 2008 and December 31, 2007, approximately $186,000 and $136,000, respectively, is owed to NAPICO and is included in due to affiliates.

NTC, or another affiliate of the General Partner, is the Local Operating General Partner in six of the Partnership's twelve Local Partnerships.  In addition, NTC is either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner managed one property owned by a Local Partnership during each of the nine months ended September 30, 2008 and 2007. The Local Partnership pays the affiliate property management fees in the amount of 5 percent of its gross rental revenues.  The amounts paid were approximately $29,000 and $28,000 for the nine months ended September 30, 2008 and 2007, respectively.

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

Liquidity and Capital Resources

The Partnership’s primary sources of funds include interest income from investing available cash and the receipt of distributions from Local Partnerships in which the Partnership has invested. It is not expected that any of the Local Partnerships in which the Partnership invested will generate cash from operations sufficient to provide distributions to the Limited Partners.  Such cash from operations, if any, would first be used to meet operating expenses of the Partnership.  The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Partnerships and the Partnership.  These problems may result from a number of factors, many of which cannot be controlled by the General Partner. The Partnership’s cash reserves as of September 30, 2008 and December 31, 2007 were approximately $147,000 and $84,000, respectively. In order to replenish the Partnership's reserves, the Partnership intends to generate additional cash from sales and refinancings of certain properties owned by Local Partnerships and through sales of the Partnership’s limited partner interests in Local Partnerships.

Cash and cash equivalents are on deposit with a financial institution earning interest at market rates. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Distributions received from Local Partnerships are recognized as a return of capital until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income.  During the nine months ended September 30, 2008 and 2007, the Partnership received distributions of approximately $79,000 and $104,000, respectively, of which approximately $62,000 and $60,000, respectively, were received from Local Partnerships in which it does not have an investment balance, which were recognized as income.

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

Results of Operations

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to providing additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balances until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the statements of operations. During the three and nine months ended September 30, 2008, the Partnership recognized distributions from Local Partnerships as income of approximately $2,000 and $62,000, respectively. During the nine months ended September 30, 2007, the Partnership recognized distributions from Local Partnerships as income of approximately $60,000.  There were no such distributions recognized during the three months ended September 30, 2007. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships. During the three and nine months ended September 30, 2008, the Partnership recognized equity in income and amortization of acquisition costs of approximately $6,000 and equity in loss and amortization of acquisition costs of approximately $46,000, respectively, compared to equity in loss and amortization of acquisition costs of approximately $19,000 and $55,000, for the three and nine months ended September 30, 2007, respectively, from Local Partnerships.

Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the nine months ended September 30, 2008, approximately $5,000 was advanced to Local Partnerships. No such advances were made during the three months ended September 30, 2008.  During the three and nine months ended September 30, 2007, approximately $44,000 and $58,000, respectively, was advanced to Local Partnerships. The advances were recognized as expense on the statements of operations included in “Item 1. Financial Statements”. No advances were repaid by Local Partnerships during the three and nine months ended September 30, 2008 and 2007.

At September 30, 2008 and December 31, 2007, the investment balance in eleven of the twelve Local Partnerships had been reduced to zero.

The loss from Partnership operations for the three and nine months ended September 30, 2008 was approximately $17,000 and $199,000, respectively, compared to approximately $94,000 and $298,000 for the three and nine months ended September 30, 2007. The decrease in loss from Partnership operations for both periods is primarily due to an increase in total revenues. Total revenues increased for both periods due to an increase in other income as a result of the receipt of $100,000 which was the first installment of a settlement related to Blue Lake (as discussed below). Total revenues also include interest income earned on temporary investment of funds not required for investment in Local Partnerships. Interest income was approximately $1,000 and $2,000 for the three and nine months ended September 30, 2008, respectively, compared to approximately $2,000 and $6,000 for the three and nine months ended September 30, 2007, respectively.

An annual management fee is payable to the General Partner and is calculated at 0.5 percent of the original invested assets of the remaining partnerships. The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of the Partnership's affairs. Management fees were approximately $47,000 and $140,000 for the three and nine months ended September 30, 2008, compared to approximately $52,000 and $156,000 for the three and nine months ended September 30, 2007, respectively. The decrease in the management fee is a result of the reduction in invested assets on which such fee is based due to the loss of Comfed Qualifiedin 2007.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $47,000 and $92,000 for the three and nine months ended September 30, 2008, respectively, compared to approximately $23,000 and $86,000 for the three and nine months ended September 30, 2007, respectively. The increase in legal and accounting expenses is primarily due to an increase in costs associated with the litigation involving Blue Lake (as discussed below), partially offset by a decrease in audit fees. General and administrative expenses were approximately $24,000 and $69,000 for the three and nine months ended September 30, 2008, respectively, compared to approximately $21,000 and $62,000 for the three and nine months ended September 30, 2007.

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

Comfed Qualified

In December 2007, the Local Operating General Partner of ComFed Qualified elected to exercise its option to purchase the Partnership’s remaining 2.5% limited partnership interest in this Local Partnership. The Partnership received proceeds of less than $1,000 for its sale of interest in this Local Partnership during the fourth quarter of 2007. The Partnership had no investment balance remaining in this Local Partnership at September 30, 2008 and December 31, 2007.

SummitI, II and III

The current local general partner, the Partnership and the previous local general partner entered into an agreement on May 31, 2005, in which the Partnership advanced to Summit I and Summit III approximately $100,000 and $66,000, respectively, to cover a portion of delinquent property tax obligations, and the previous local general partner advanced the next three quarterly tax payments for the delinquent property taxes of approximately $27,000 for Summit I and $18,000 for Summit III.  In addition, the currentlocal general partner is negotiating with the previous local general partner to correct certain Section 42 non-compliance issues at all three properties as a result of Internal Revenue Service (the "IRS") recapture letters received in 2004.  If the Section 42 non-compliance issues are resolved with the IRS and the Pennsylvania Housing Finance Agency, then the previous local general partner may be readmitted into all three Local Partnerships.  If the Section 42 non-compliance issues cannot be resolved, the limited partners may be subject to the recapture of Tax Credits related to these Local Partnerships.  The Partnership reserved for the advances made to the Local Partnerships, as the repayment of the advances is not probable.

BlueLake

In 2003, the property owned by Blue Lake was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership filed an action against the general partner of the Local Partnership in 2003. Trial was scheduled for May 2008, however, the matter was settled prior to the trial date.  The terms of the settlement agreement include a payment of $300,000 to be paid in quarterly installments.  The first installment of $100,000 was received in July 2008 and was recognized as other income on the statements of operations included in “Item 1. Financial Statements”.  The remaining installments of $50,000 each were due on a quarterly basis beginning September 30, 2008. On October 23, 2008, the Partnership obtained the stipulated judgment for approximately $1,008,000 against the general partner of the Local Partnership as a result of the unpaid September 30, 2008 installment. The Partnership is taking action to collect the judgment. The Partnership had no investment in the Blue Lake Local Partnership at September 30, 2008 and December 31, 2007. Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns.

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

Other

AIMCO and its affiliates owned 437 limited partnership interests in the Partnership representing 1.84% of the outstanding interests at September 30, 2008. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

At September 30, 2008 and December 31, 2007, the Partnership holds variable interests in seven VIEs that consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of seven apartment properties with a total of 266 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $661,000 and $724,000 at September 30, 2008 and December 31, 2007, respectively. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

NATIONAL TAX CREDIT PARTNERS L.P.
(a California limited partnership)

By: National Partnership Investments Corp.
General Partner

Date: November 12, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 12, 2008	By: /s/Stephen B. Waters
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