Form 10-K
period 2008-12-31
NATIONAL TAX CREDIT PARTNERS L P
filed 2009-04-15
CIK 847415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

Form 10-K

(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

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

Registrant's telephone number, including area code (864) 239-1000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Limited Partnership Units

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked prices of such partnership interests as the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest;  national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and its investment in Local Partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;  litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Local Partnerships in which the Partnership has invested. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

                                       PART I

Item 1.     Business.

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

Item 1A.   Risk Factors.

The risk factors noted in this section and other factors noted throughout this Annual Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

The nature of investment property could impact its marketability and its operations.

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

Because of (i) the nature of the Apartment Complexes, (ii) the difficulty of predicting the resale market for low-income housing in the future, and (iii) the inability of the Partnership to directly cause the sale of Apartment Complexes by local general partners, but generally only to require such local general partners to use their respective best efforts to find a purchaser for the Apartment Complexes.  If a Local Partnership is unable to sell an Apartment Complex, it is anticipated that the local general partner will either continue to operate such Apartment Complex or take such other actions as the local general partner believes to be in the best interest of the Local Partnership.

Government housing regulations may limit the opportunities at the properties owned by the Local Partnerships.

In order to stimulate private investment in low income housing, the Federal government and certain state and local agencies have provided significant ownership incentives, including among others, interest subsidies, rent supplements, and mortgage insurance, with the intent of reducing certain market risks and providing investors with certain tax benefits, plus limited cash distributions and the possibility of long-term capital gains.  There remain, however, significant risks.  The long-term nature of investments in government assisted housing limits the ability of the Partnership to vary its portfolio in response to changing economic, financial, and investment conditions.  Such investments are also subject to changes in local economic circumstances and housing patterns, as well as rising operating costs, vacancies, rent collection difficulties, energy shortages, and other factors which have an impact on real estate values.  These projects also require greater management expertise and may have higher operating expenses than conventional housing projects.

Laws benefiting disabled persons may result in the Local Partnerships' incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Local Partnerships’ properties, or restrict renovations of the properties.  Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the General Partner believes that the Local Partnerships’ properties are substantially in compliance with present requirements, the Local Partnerships may incur unanticipated expenses to comply with the ADA and the FHAA in connection with the ongoing operation of its property.

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Item 2.    Properties.

The following is a schedule of the occupancy status as of December 31, 2008 and 2007, of the Apartment Complexes owned by Local Partnerships in which NTCP is a limited partner.

                    SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS

                            IN WHICH NTCP HAS AN INVESTMENT

                                   DECEMBER 31, 2008

		Units
		Authorized For	Percentage of	Percentage of

		Rental	Total Units	Total Units
	No. of	Assistance Under	Occupied	Occupied

Name and Location

	Units	Section 8 (A)	2008	2007

Apple Tree
Brigham City, UT	24	--	95%	95%

Glenark
Woonsocket, RI	67	--	98%	96%

Grand Meadows
Grand Blanc, MI	64	--	76%	92%

GrinnellPark
Grinnell, IA	24	24	90%	83%

Kimberly Court
Seward, AK	24	--	84%	83%

North Liberty
North Liberty, IA	24	24	85%	94%

Rolling Hills
Santoga, PA	232	232	99%	99%

Summit I – Wallace
Philadelphia, PA	17	--	96%	100%

Summit II – Bergdoll
Philadelphia, PA	9	--	89%	89%

Summit III – Chandler
Philadelphia, PA	25	--	96%	99%

Torres de Plata I
Toa Alta, PR	72	72	100%	100%

Tyrone Elderly
Tyrone, PA	100	100	98%	97%

TOTAL	682	452

(A)   Section 8 of Title II of the Housing and Community Development Act of 1974.

Ownership Percentages

The following table details the Partnership ownership percentages of the Local Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Partnerships as of December 31, 2008.

		Original
		Cost of
	NTCP Percentage	Ownership	Mortgage
Partnership Name	Interest	Interest	Notes
		(in thousands)
Apple Tree Apartments	99%	$ 224	$ 856
Glenark Associates, LP	5%	3,200	(A)
Grand Meadows II LDHA LP	98.90%	1,585	1,677
Grinnell Park Apartments	99%	192	552
Seward Associates	99%	323	1,421
North Liberty Park, LP	99%	144	569
Rolling Hills Apartments, Ltd.	99%	185	3,099
Art Museum – Wallace	99%	1,550	(A)
Art Museum – Bergdoll	99%	603	(A)
Art Museum - Chandler	99%	1,985	(A)
Torres de Plata	99%	620	2,902
Tyrone Elderly	99%	850	2,565
Total – December 31, 2008		$11,461	$13,641

(A)   Information is not available.

Item 3.    Legal Proceedings.

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

Item 4.    Submission of Matters to a Vote of Security Holders.

During the quarter ended December 31, 2008, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by PaineWebber Incorporated.  It is not anticipated that any active public market will develop for the purchase and sale of any Limited Partnership Interest, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership.  Limited Partnership Interests may not be transferred but can be assigned only if certain requirements in the Partnership Agreement are satisfied.  At December 31, 2008, there were 3,102 registered holders of 23,740 Limited Partnership Interests in NTCP. The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Partnerships and then such distributions, if any, may be limited. Distributions have not been made from the inception of the Partnership to December 31, 2008.

AIMCO and its affiliates owned 437 limited partnership interests in the Partnership representing 1.84% of the outstanding interests at December 31, 2008. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

The General Partner monitors developments in the area of legal and regulatory compliance.

Liquidity and Capital Resources

The Partnership’s primary sources of funds include interest income from investing available cash and the receipt of distributions from Local Partnerships in which the Partnership has invested. It is not expected that any of the Local Partnerships in which the Partnership invested will generate cash from operations sufficient to provide distributions to the Limited Partners.  Such cash from operations, if any, would first be used to meet operating expenses of the Partnership.  The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Partnerships and the Partnership.  These problems may result from a number of factors, many of which cannot be controlled by the General Partner. The Partnership’s cash reserves as of December 31, 2008 and 2007 were less than $1,000 and approximately $84,000, respectively. In order to replenish the Partnership's reserves, the Partnership intends to generate additional cash from sales and refinancings of certain properties owned by Local Partnerships and through sales of the Partnership’s limited partner interests in Local Partnerships.

Cash and cash equivalents are on deposit with a financial institution earning interest at market rates. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Distributions received from Local Partnerships are recognized as a return of capital until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. During the years ended December 31, 2008 and 2007, the Partnership received distributions of approximately $79,000 and $104,000, respectively, of which approximately $62,000 and $60,000, respectively, were received from Local Partnerships in which the Partnership does not have an investment balance. These distributions were recognized as income.

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

Results of Operations

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to providing additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balances until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations included in “Item 8. Financial Statements and Supplementary Data”. During the years ended December 31, 2008 and 2007, the Partnership recognized distributions from Local Partnerships as income of approximately $62,000 and $60,000, respectively.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  During the years ended December 31, 2008 and 2007, the Partnership recognized equity in loss and amortization of acquisition costs of approximately $97,000 and $81,000, respectively, from Local Partnerships.

Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense.  During the years ended December 31, 2008 and 2007, approximately $7,000 and $58,000, respectively, were advanced to the Local Partnerships. The advances were recognized as expense on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”. No advances were repaid by Local Partnerships during the years ended December 31, 2008 and 2007.

At December 31, 2008 and 2007, the investment balance in eleven of the twelve Local Partnerships had been reduced to zero.

The loss from Partnership operations for the year ended December 31, 2008 was approximately $286,000 compared to approximately $402,000 for the year ended December 31, 2007. The decrease in loss from Partnership operations is primarily due to an increase in total revenues. Total revenues increased due to an increase in other income as a result of the receipt of $100,000 which was the first installment of a settlement related to Blue Lake (as discussed below). Total revenues also include interest income earned on temporary investment of funds not required for investment in Local Partnerships. Interest income was approximately $2,000 and $7,000 for the years ended December 31, 2008 and 2007, respectively.

An annual management fee is payable to the General Partner and is calculated at 0.5 percent of the original invested assets of the remaining partnerships. The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of the Partnership's affairs.  Management fees were approximately $187,000 and $208,000 for the years ended December 31, 2008 and 2007, respectively. The decrease in the management fee is a result of the reduction in invested assets on which such fee is based due to the loss of Comfed Qualified in 2007.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses.  Legal and accounting fees were approximately $110,000 and $114,000 for the years ended December 31, 2008 and 2007, respectively. General and administrative expenses were approximately $91,000 and $87,000 for the years ended December 31, 2008 and 2007, respectively.

Because of (i) the nature of the Apartment Complexes, (ii) the difficulty of predicting the resale market for low-income housing in the future, and (iii) the inability of the Partnership to directly cause the sale of Apartment Complexes by local general partners, but generally only to require such local general partners to use their respective best efforts to find a purchaser for the Apartment Complexes.  If a Local Partnership is unable to sell an Apartment Complex, it is anticipated that the local general partner will either continue to operate such Apartment Complex or take such other actions as the local general partner believes to be in the best interest of the Local Partnership.

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

Comfed Qualified

In December 2007, the Local Operating General Partner of ComFed Qualified elected to exercise its option to purchase the Partnership’s remaining 2.5% limited partnership interest in this Local Partnership. The Partnership received proceeds of less than $1,000 for its sale of interest in this Local Partnership during the year ended December 31, 2007. The Partnership had no investment balance remaining in this Local Partnership at December 31, 2008 and 2007.

Summit I, II and III

The current Local Operating General Partner, the Partnership and the previous Local Operating General Partner entered into an agreement on May 31, 2005, in which the Partnership advanced to Summit I and Summit III approximately $100,000 and $66,000, respectively, to cover a portion of delinquent property tax obligations, and the previous Local Operating General Partner agreed to advance the next three quarterly tax payments for the delinquent property taxes of approximately $27,000 for Summit I and $18,000 for Summit III. That agreement has terminated. In addition, the current Local Operating General Partner was negotiating with the previous Local Operating General Partner to correct certain Section 42 non-compliance issues at all three properties as a result of Internal Revenue Service (the “IRS”) recapture letters received in 2004. During the year ended December 31, 2008, it appears that the Section 42 non-compliance issues have been resolved with the IRS and the Pennsylvania Housing Finance Agency without any recapture of Tax Credits related to these Local Partnerships. The current Local Operating General Partner is no longer negotiating with the previous Local Operating General Partner to readmit it into all three Local Partnerships. The Partnership reserved for the advances made to the Local Partnerships, as the repayment of the advances is not probable.

Blue Lake

In 2003, the property owned by Blue Lake was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership filed an action against the Local Operating General Partner of the Local Partnership in 2003. Trial was scheduled for May 2008, however, the matter was settled prior to the trial date.  The terms of the settlement agreement include a payment of $300,000 to be paid in quarterly installments. The first installment of $100,000 was received in July 2008 and was recognized as other income on the accompanying statements of operations.  The remaining installments of $50,000 each were due on a quarterly basis beginning September 30, 2008. On October 23, 2008, the Partnership obtained a judgment for approximately $1,000,000 against the Local Operating General Partner of the Local Partnership as a result of the unpaid September 30, 2008 installment. The Partnership is taking action to collect the judgment. The Partnership had no investment in the Blue Lake Local Partnership at December 31, 2008 and 2007. Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns.

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in unconsolidated Local Partnerships, in which the Partnership’s ownership percentage ranges from 5% to 99%. However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 8. Financial Statements and Supplementary Data”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Partnerships is limited to the recorded investments in and receivables from the Local Partnerships.  See “Note 2 – Investments in and Advances to Local Partnerships” of the financial statements in “Item 8. Financial Statements and Supplementary Data” for additional information about the Partnership’s investments in unconsolidated Local Partnerships.

Other

AIMCO and its affiliates owned 437 limited partnership interests in the Partnership representing 1.84% of the outstanding interests at December 31, 2008. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

At December 31, 2008 and 2007, the Partnership holds variable interests in seven VIEs that consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of seven apartment properties with a total of 266 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $610,000 and $724,000 at December 31, 2008 and 2007, respectively.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note 1 – Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 8. Financial Statements and Supplementary Data".  The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas.   The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges. See “Item 8. Financial Statements and Supplementary Data, Note 1 – Organization and Summary of Significant Accounting Policies” for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

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

Item 8.     Financial Statements and Supplementary Data.

NATIONAL TAX CREDIT PARTNERS, L.P.

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets - December 31, 2008 and 2007

Statements of Operations - Years ended December 31, 2008 and 2007

Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2008 and 2007

Statements of Cash Flows - Years ended December 31, 2008 and 2007

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

National Tax Credit Partners, L.P.

We have audited the accompanying balance sheets of National Tax Credit Partners, L.P. as of December 31, 2008 and 2007, and the related statements of operations, changes in partners' (deficiency) capital and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Tax Credit Partners, L.P. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

April 14, 2009

NATIONAL TAX CREDIT PARTNERS, L.P.

BALANCE SHEETS

(in thousands)

	December 31,
	2008	2007
Assets

Investments in and advances to Local Partnerships (Note 2)	$ 610	$ 724
Cash and cash equivalents	--	84

Total assets	$ 610	$ 808

Liabilities and Partners' (Deficiency) Capital

Liabilities:
Accounts payable and accrued expenses	$ 43	$ 39
Due to affiliates (Note 3)	808	682

Contingencies (Note 5)

Partners' (deficiency) capital
General partner	(521)	(518)
Limited partners	280	605
	(241)	87

Total liabilities and partners' (deficiency) capital	$ 610	$ 808

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF OPERATIONS
(in thousands, except per interest data)

	Years Ended December 31,
	2008	2007
Revenues:
Interest income	$ 2	$ 7
Other income (Note 2)	100	--
Total revenues	102	7

Operating expenses:
Management fees - partners (Note 3)	187	208
Legal and accounting	110	114
General and administrative (Note 3)	91	87
Total operating expenses	388	409

Loss from Partnership operations	(286)	(402)
Distributions from Local Partnerships recognized
as income (Note 2)	62	60
Advances to Local Partnerships charged to expense
(Note 2)	(7)	(58)
Equity in loss of Local Partnerships and
amortization of acquisition costs (Note 2)	(97)	(81)

Net loss (Note 4)	$ (328)	$ (481)

Net loss allocated to general partner (1%)	$ (3)	$ (5)
Net loss allocated to limited partners (99%)	(325)	(476)
	$ (328)	$ (481)

Net loss per limited partnership interest (Note 1)	$ (13.68)	$ (20.02)

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(in thousands, except interest data)

	General	Limited
	Partner	Partners	Total

Partnership interests (A)		23,740

Partners' (deficiency) capital,
December 31, 2006	$ (513)	$ 1,081	$ 568

Net loss for the year ended
December 31, 2007	(5)	(476)	(481)

Partners' (deficiency) capital,
December 31, 2007	(518)	605	87

Net loss for the year ended
December 31, 2008	(3)	(325)	(328)

Partners' (deficiency) capital,
December 31, 2008	$ (521)	$ 280	$ (241)

(A)   Consists of 23,740 and 23,752 partnership interests at December 31, 2008 and 2007. During 2008, 12 interests were abandoned (Note 1).

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$ (328)	$ (481)
Adjustments to reconcile net loss to net cash
used in operating activities:
Equity in loss of Local Partnerships and
amortization of acquisition costs	97	81
Advances to Local Partnerships charged to expense	7	58
Changes in accounts:
Due to affiliates	123	265
Accounts payable and accrued expenses	4	(10)
Net cash used in operating activities	(97)	(87)

Cash flows from investing activities:
Distribution from Local Partnership recognized as a
reduction of investment balance	17	44
Advances to Local Partnerships	(7)	(58)
Net cash provided by(used in) investing
activities	10	(14)

Cash flows provided by financing activities
Advances from affiliates	3	--

Net decrease in cash and cash equivalents	(84)	(101)
Cash and cash equivalents, beginning of year	84	185

Cash and cash equivalents, end of year	$ --	$ 84

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

Certain reclassifications have been made to the 2007 balances to conform to the 2008 presentation.

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

Abandoned Interests

During the years ended December 31, 2008 and 2007, the number of Limited Partnership Interests decreased by 12 and 20 interests, respectively, due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interests, a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the beginning of the year.  The number of limited partnership interests was 23,752 and 23,772 as of January 1, 2008 and 2007, respectively.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and on bank accounts.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.  The entire cash balances at December 31, 2008 and 2007 is maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No adjustments for impairment of value were recorded during the years ended December 31, 2008 or 2007.

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

At December 31, 2008 and 2007, the Partnership holds variable interests in seven VIEs that consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of seven apartment properties with a total of 266 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $610,000 and $724,000 at December 31, 2008 and 2007, respectively. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 effective January 1, 2008, and at that time determined no transition adjustment was required.

Note 2 - Investments in and Advances to Local Partnerships

At December 31, 2008 and 2007, the Partnership holds limited partnership interests in twelve Local Partnerships, located in six states and Puerto Rico. The Local Partnerships own residential projects consisting of 682 apartment units. The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  During the years ended December 31, 2008 and 2007, the Partnership received distributions of approximately $79,000 and $104,000, respectively, of which approximately $62,000 and $60,000, respectively, were received from Local Partnerships in which it does not have an investment balance which, were recognized as income.

Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense.  During the years ended December 31, 2008 and 2007, approximately $7,000 and $58,000, respectively, was advanced to the Local Partnerships. The advances were recognized as expense on the accompanying statements of operations. No advances were repaid by Local Partnerships during the years ended December 31, 2008 and 2007.

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

As of December 31, 2008 and 2007, the investment balance in eleven of the twelve Local Partnerships had been reduced to zero.

The following is a summary of the investments in Local Partnerships for the year ended December 31, 2008 (in thousands):

	2008	2007
Investment balance, beginning of year	$ 724	$ 849
Equity in losses of Local Partnership	(90)	(73)
Amortization of acquisition costs	(7)	(8)
Distribution recognized as a reduction of investment
balance	(17)	(44)
Investment balance, end of year	$ 610	$ 724

The difference between the investment per the accompanying balance sheets at December 31, 2008 and 2007 and the equity per the Local Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Partnerships, the Partnership’s recording of capital contributions payable to the Local Partnerships in its investment balance, costs capitalized to the investment account, cumulative distributions recognized as income and the recognition of impairment losses.

Comfed Qualified

In December 2007, the Local Operating General Partner of ComFed Qualified elected to exercise its option to purchase the Partnership’s remaining 2.5% limited partnership interest in this Local Partnership. The Partnership received proceeds of less than $1,000 for its sale of interest in this Local Partnership during the year ended December 31, 2007. The Partnership had no investment balance remaining in this Local Partnership at December 31, 2008 and 2007.

Summit I, II and III

The current Local Operating General Partner, the Partnership and the previous Local Operating General Partner entered into an agreement on May 31, 2005, in which the Partnership advanced to Summit I and Summit III approximately $100,000 and $66,000, respectively, to cover a portion of delinquent property tax obligations, and the previous Local Operating General Partner agreed to advance the next three quarterly tax payments for the delinquent property taxes of approximately $27,000 for Summit I and $18,000 for Summit III. That agreement has terminated. In addition, the current Local Operating General Partner was negotiating with the previous Local Operating General Partner to correct certain Section 42 non-compliance issues at all three properties as a result of Internal Revenue Service (the “IRS”) recapture letters received in 2004. During the year ended December 31, 2008, it appears that the Section 42 non-compliance issues have been resolved with the IRS and the Pennsylvania Housing Finance Agency without any recapture of Tax Credits related to these Local Partnerships. The current Local Operating General Partner is no longer negotiating with the previous Local Operating General Partner to readmit it into all three Local Partnerships. The Partnership reserved for the advances made to the Local Partnerships, as the repayment of the advances is not probable.

Blue Lake

In 2003, the property owned by Blue Lake was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership filed an action against the Local Operating General Partner of the Local Partnership in 2003. Trial was scheduled for May 2008, however, the matter was settled prior to the trial date.  The terms of the settlement agreement include a payment of $300,000 to be paid in quarterly installments. The first installment of $100,000 was received in July 2008 and was recognized as other income on the accompanying statements of operations.  The remaining installments of $50,000 each were due on a quarterly basis beginning September 30, 2008. On October 23, 2008, the Partnership obtained a judgment for approximately $1,000,000 against the Local Operating General Partner of the Local Partnership as a result of the unpaid September 30, 2008 installment. The Partnership is taking action to collect the judgment. The Partnership had no investment in the Blue Lake Local Partnership at December 31, 2008 and 2007. Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns.

Investee Data

The Partnership’s value of its investments and its equity in the income/losses and distributions from the Local Partnerships are, for certain Local Partnerships, individually not material to the overall financial position of the Partnership. The financial information from the unaudited combined financial statements of such Local Partnerships at December 31, 2008  and 2007 and for each of the two years in the period then ended is presented below. The Partnership’s value of its investment in Tyrone Elderly Limited Partnership (the “Material Investee”) is material to its financial position and the amounts included below for this specific Local Partnership are included on an audited basis (2008 and 2007 amounts exclude the operations of Ridgewood Heights, for which the Partnership sold its interest in 2007 and Summit I, II, and III and Glenark Landing, for which no information is available):

CONDENSED BALANCE SHEETS

OF THE LOCAL PARTNERSHIPS

(in thousands)

	At December 31,

2008
		2008	2008	2007	2007	2007

Material

Material

Assets:
Investee
		Unaudited	Total
Investee
					Unaudited	Total
Land	$ 211	$ 1,477	$ 1,688	$ 209	$ 1,477	$ 1,686
Buildings and
improvements	5,605	24,440	30,045	5,541	24,317	29,858
Accumulated depreciation	(2,854)	(13,181)	(16,035)	(2,612)	(12,434)	(15,046)
	2,962	12,736	15,698	3,138	13,360	16,498
Other assets	324	1,891	2,215	316	1,798	2,114
Total Assets	$ 3,286	$14,627	$17,913	$ 3,454	$15,158	$18,612

Liabilities and Partner's
Equity (Deficit):
Liabilities:
Mortgages notes
payable	$ 2,565	$11,076	$13,641	$ 2,664	$11,423	$14,087
Other liabilities	150	14,295	14,445	111	13,569	13,680
	2,715	25,371	28,086	2,775	24,992	27,767
Partner's Equity
(Deficit)	571	(10,744)	(10,173)	679	(9,834)	(9,155)
Total Liabilities and
Partner’s Equity
(Deficit)	$ 3,286	$14,627	$17,913	$ 3,454	$15,158	$18,612

CONDENSED RESULTS OF OPERATIONS

OF THE LOCAL PARTNERSHIPS

(in thousands)

	Years Ended December 31,
	2008			2007
	Material	2008	2008	Material	2007	2007

Investee

		Unaudited
Total

Investee

Unaudited

Total

Revenues:
Rental and other income	$ 845	$ 3,799	$ 4,644	$ 826	$ 3,723	$ 4,549
Expenses:
Operating	507	2,481	2,988	493	2,505	2,998
Interest	185	1,401	1,586	167	1,385	1,552
Depreciation and amortization	243	753	996	240	752	992
Total expenses	935	4,635	5,570	900	4,642	5,542
Net loss	$ (90)	$ (836)	$ (926)	$ (74)	$ (919)	$ (993)

Note 3 - Transactions with Affiliated Parties

Under the terms of the Amended and Restated Agreement of the Limited Partnership, the Partnership is obligated to the General Partner for the following fees:

(a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) as of the beginning of the year is payable to the General Partner.  For the years ended December 31, 2008 and 2007, approximately $187,000 and $208,000, respectively, has been expensed.  At December 31, 2008 and 2007, approximately $733,000 and $546,000, respectively, is owed to the General Partner and is included in due to affiliates.

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

(c) The Partnership reimburses NAPICO for certain expenses.  The reimbursement to NAPICO was approximately $67,000 and $49,000 for the years ended December 31, 2008 and 2007, respectively, and is included in general and administrative expenses. At December 31, 2008 and 2007, approximately $72,000 and $136,000, respectively, is owed to NAPICO and is included in due to affiliates.

As of December 31, 2008, the fees and advances due the General Partner exceeded the Partnership’s cash. The Partnership Agreement provides that the fees and advances due to the General Partner may only be paid from the Partnership’s available cash, however, the Partnership still remains liable for all such amounts.

NTC, or another affiliate of the General Partner, is the Local Operating General Partner in six of the Partnership's twelve Local Partnerships.  In addition, NTC is either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner managed one property owned by a Local Partnership during each of the years ended December 31, 2008 and 2007.  The Local Partnership pays the affiliate property management fees in the amount of 5 percent of their gross rental revenues.  The amounts paid were approximately $38,000 for each of the years ended December 31, 2008 and 2007.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. Accordingly during the year ended December 31, 2008 an affiliate of the General Partner advanced the Partnership approximately $3,000 to fund an advance to one Local Partnership. There were no such advances during the year ended December 31, 2007. The advance bore interest at prime plus 2% (5.25% at December 31, 2008) and incurred interest expense of less than $1,000 for the year ended December 31, 2008. There was no interest expense for the year ended December 31, 2007. At December 31, 2008 approximately $3,000 of advances and accrued interest remain unpaid and are included in due to affiliates on the accompanying balance sheet. Subsequent to December 31, 2008, the Partnership received an advance of approximately $20,000 to fund partnership operating expenses. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

AIMCO and its affiliates owned 437 limited partnership interests in the Partnership representing 1.84% of the outstanding interests at December 31, 2008. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

A reconciliation follows:(in thousands, except per limited partnership interest):

	Years Ended December 31,
	2008	2007

Net loss per financial statements	$ (328)	$ (481)
Partnership fees	187	208
Other	8	(103)
Partnership's share of limited local
partnership	(787)	(1,023)
Loss per preliminary tax return	$ (920)	$ (1,399)
Preliminary taxable loss per limited
partnership interest	$ (38.70)	$ (58.80)

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net assets and liabilities (in thousands):

	Years Ended December 31,
	2008	2007

Net (liabilities) assets as reported	$ (241)	$ 87
Add (deduct):
Intangible (net)	3,355	3,355
Deferred offering costs	7,745	7,745
Investment in Partnerships	(16,305)	(15,517)
Other	1,527	1,329
Net liabilities – Federal tax basis	$ (3,919)	$ (3,001)

Note 5 - Contingencies

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

Note 6 - Real Estate and Accumulated Depreciation of Local Partnerships in which NTCP Has Invested as of December 31, 2008

		Gross Amount At Which Carried
		at December 31, 2008 (1)
		(in thousands)

			Buildings
			And
			Related
	Mortgage		Personal		Accumulated
Description	Notes	Land	Property	Total	Depreciation

Appletree Apts.	$ 856	$ 74	$ 1,289	$ 1,363	$ 654
Glenark Apts. (A)	--	--	--	--	--
Grand Meadows Apts.	1,677	112	3,537	3,649	1,820
Grinnell Park Apts.	552	48	816	864	412
Kimberly Court Apts.	1,421	234	1,881	2,115	929
North Liberty Apts.	569	48	750	798	404
Rolling Hills Apts.	3,099	800	12,376	13,176	6,411
Summit I Apts. (A)	--	--	--	--	--
SummitII Apts. (A)	--	--	--	--	--
SummitIII Apts. (A)	--	--	--	--	--
Torres de Plata I	2,902	161	3,791	3,952	2,551
Tyrone Elderly (B)	2,565	211	5,605	5,816	2,854
	$13,641	$ 1,688	$30,045	$31,733	$16,035

(A) Information is not available for this entity.

(B) Material Investee.

(1) All amounts are unaudited except for those amounts relative to the Material Investee – see Note 2.

Reconciliation of real estate(all amounts are unaudited except for those amounts relative to the Material Investee – see Note 2)(in thousands)

	Years Ended December 31
	2008			2007
	Material	2008	2008	Material	2007	2007
	Investee	Unaudited	Total	Investee	Unaudited	Total
Balance at beginning of year	$ 5,750	$25,794	$31,544	$ 5,703	$25,581	$31,284
Improvements during the year	66	123	189	47	213	260
Balance at end of year	$ 5,816	$25,917	$31,733	$ 5,750	$25,794	$31,544

Reconciliation of accumulated depreciation(all amounts are unaudited except for those amounts relative to the Material Investee – see Note 2)(in thousands)

	Years Ended December 31,
	2008			2007
	Material	2008	2008	Material	2007	2007
	Investee	Unaudited	Total	Investee	Unaudited	Total
Balance at beginning of year	$ 2,612	$12,434	$15,046	$ 2,372	$11,685	$14,057
Depreciation expense for
the year	242	747	989	240	749	989
Balance at end of year	$ 2,854	$13,181	$16,035	$ 2,612	$12,434	$15,046

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2008, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

National Tax Credit Partners, L.P. (the “Partnership” or the “Registrant”) has no directors or officers.  The general partner responsible for conducting the business of the Partnership is National Partnership Investments Corp., a California Corporation (“NAPICO” or the “General Partner”).

The names and ages of, as well as the positions and offices held by, the present directors and officers of NAPICO are set forth below:  The General Partner manages and controls substantially all of the Partnership’s affairs and has general responsibility and ultimate authority in all matters affecting its business. There are no family relationships between or among any directors or officers.

Name	Age	Position
David R. Robertson	43	President, Chief Executive Officer, Chief Financial Officer and Director
Harry G. Alcock	46	Executive Vice President and Director
Lisa R. Cohn	40	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	45	Executive Vice President - Securities and
		Debt; Treasurer
Paul Beldin	35	Senior Vice President and Chief Accounting
		Officer
Steven D. Cordes	37	Senior Vice President
Stephen B. Waters	47	Vice President

David R. Robertson has been President, Chief Executive Officer and a Director of the General Partner since October 2002.   Mr. Robertson has been an Executive Vice President of AIMCO since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002.  In addition Mr. Robertson became the Chief Financial Officer of the General Partner and AIMCO in March 2009.  Mr. Robertson is responsible for portfolio strategy, capital allocation, investments, joint ventures, asset management and transaction activities. Since February 1996, Mr. Robertson has served as Chairman of Robeks Corporation, a privately held chain of specialty food stores that he founded.

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

Patti K. Fielding was appointed Executive Vice President - Securities and Debt; Treasurer of the General Partner in May 2007. Ms. Fielding was appointed Executive Vice President of AIMCO in February 2003 and also appointed as Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul Beldin was appointed Senior Vice President and Chief Accounting Officer of AIMCO and the General Partner in May 2008.  Mr. Beldin joined AIMCO in May 2008.  Prior to that, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

Steven D. Cordes has been a Senior Vice President of the General Partner and AIMCO since May 2007.  Mr. Cordes was appointed Senior Vice President – Structured Equity in May 2007. Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.

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

The board of directors of the General Partner does not have a separate audit committee. As such, the board of directors of the General Partner fulfills the functions of an audit committee. The board of directors has determined that Steven D. Cordes meets the requirement of an "audit committee financial expert".

The directors and officers of the General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 11.    Executive Compensation.

None of the directors and officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security Ownership of Certain Beneficial Owners

The General Partner owns all of the outstanding general partnership interests of NTCP;  no person is known to own beneficially in excess of 5 percent of the outstanding Limited Partnership Interests.

(b) None of the officers or directors of the General Partner own directly or beneficially any Limited Partnership Interests in NTCP.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Under the terms of the Amended and Restated Agreement of the Limited Partnership, the Partnership is obligated to the General Partner for the following fees:

(a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) as of the beginning of the year is payable to the General Partner.  For the years ended December 31, 2008 and 2007, approximately $187,000 and $208,000, respectively, has been expensed.  At December 31, 2008 and 2007, approximately $733,000 and $546,000, respectively, is owed to the General Partner and is included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”.

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

(c) The Partnership reimburses NAPICO for certain expenses.  The reimbursement to NAPICO was approximately $67,000 and $49,000 for the years ended December 31, 2008 and 2007, respectively, and is included in general and administrative expenses. At December 31, 2008 and 2007, approximately $72,000 and $136,000, respectively, is owed to NAPICO and is included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”.

As of December 31, 2008, the fees and advances due the General Partner exceeded the Partnership’s cash. The General Partner has indicated that, during the forthcoming year, it will not demand payment of amounts due in excess of such cash, however, the Partnership still remains liable for all such amounts.

NTC, or another affiliate of the General Partner, is the Local Operating General Partner in six of the Partnership's twelve Local Partnerships.  In addition, NTC is either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner managed one property owned by a Local Partnership during each of the years ended December 31, 2008 and 2007.  The Local Partnership pays the affiliate property management fees in the amount of 5 percent of their gross rental revenues.  The amounts paid were approximately $38,000 for each of the years ended December 31, 2008 and 2007.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. Accordingly during the year ended December 31, 2008 an affiliate of the General Partner advanced the Partnership approximately $3,000 to fund an advance to one Local Partnership. There were no such advances during the year ended December 31, 2007. The advance bore interest at prime plus 2% (5.25% at December 31, 2008) and incurred interest expense of less than $1,000 for the year ended December 31, 2008. There was no interest expense for the year ended December 31, 2007. At December 31, 2008 approximately $3,000 of advances and accrued interest remain unpaid and are included in due to affiliates on the accompanying balance sheet. Subsequent to December 31, 2008, the Partnership received an advance of approximately $20,000 to fund partnership operating expenses. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

AIMCO and its affiliates owned 437 limited partnership interests in the Partnership representing 1.84% of the outstanding interests at December 31, 2008. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Neither of the General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 14.    Principal Accounting Fees and Services.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2009.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2008 and 2007 are described below.

Audit Fees.  Fees for audit services totaled approximately $40,000 and $37,000 for the years 2008 and 2007, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $21,000 for each of the years 2008 and 2007.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)            The following financial statements are included in Item 8:

Report of Independent Registered Public Accounting Firm

Balance Sheets – December 31, 2008 and 2007

     Statements of Operations - Years Ended December 31, 2008 and 2007

Statements of Changes in Partners' (Deficiency) Capital - Years Ended December 31, 2008 and 2007

     Statements of Cash Flows - Years Ended December 31, 2008 and 2007

Notes to Financial Statements

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)            Exhibits:

See Exhibit Index

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL TAX CREDIT PARTNERS L.P.
(a California limited partnership)

By: National Partnership Investments Corp.
General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: April 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/David R. Robertson	Director and President	Date: April 14, 2009
David R. Robertson

/s/Harry G. Alcock	Director and Executive	Date: April 14, 2009
Harry G. Alcock	Vice President

/s/Steven D. Cordes	Senior Vice President	Date: April 14, 2009
Steven D. Cordes

/s/Stephen B. Waters	Vice President	Date: April 14, 2009
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