Form 10-Q
period 2009-03-31
NATIONAL TAX CREDIT PARTNERS L P
filed 2009-05-14
CIK 847415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

     ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

NATIONAL TAX CREDIT PARTNERS, L.P.
BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets

Investments in and advances to Local Partnerships (Note 2)	$ 586	$ 610
Cash and cash equivalents	--	--

Total assets	$ 586	$ 610

Liabilities and Partners' (Deficiency) Capital

Liabilities:
Accounts payable and accrued expenses	$ 48	$ 43
Due to affiliates (Note 3)	891	808
	939	851
Contingencies (Note 4)

Partners' (deficiency) capital:
General partner	(522)	(521)
Limited partners	169	280
	(353)	(241)
Total liabilities and partners' (deficiency) capital	$ 586	$ 610

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF OPERATIONS

(Unaudited)
(in thousands, except per interest data)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Interest income	$ --	$ 1

Operating expenses:
Management fees - partners (Note 3)	47	47
General and administrative (Note 3)	23	18
Legal and accounting	16	24
Total operating expenses	86	89

Loss from Partnership operations	(86)	(88)
Distributions from Local Partnerships recognized
as income (Note 2)	--	3
Advances to Local Partnerships charged to expense
(Note 2)	(2)	--
Equity in loss of Local Partnerships and
amortization of acquisition costs (Note 2)	(24)	(20)

Net loss	$ (112)	$ (105)

Net loss allocated to general partner (1%)	$ (1)	$ (1)
Net loss allocated to limited partners (99%)	(111)	(104)
	$ (112)	$ (105)
Net loss per limited partnership interest (Note 1)	$ (4.68)	$ (4.38)

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)
(in thousands, except interest data)

	General	Limited
	Partner	Partners	Total

Partnership interests		23,740

Partners' (deficiency) capital,
December 31, 2008	$ (521)	$ 280	$ (241)

Net loss for the three months
ended March 31, 2009	(1)	(111)	(112)

Partners' (deficiency) capital,
March 31, 2009	$ (522)	$ 169	$ (353)

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$ (112)	$ (105)
Adjustments to reconcile net loss to net cash
used in operating activities:
Equity in loss of Local Partnerships and amortization
of acquisition costs	24	20
Advances to Local Partnerships charged to expense	2	--
Changes in accounts:
Accounts payable and accrued expenses	5	(1)
Due to affiliates	63	61
Net cash used in operating activities	(18)	(25)

Cash used in investing activities:
Advances to Local Partnerships	(2)	--

Cash provided by financing activities
Advances from affiliates	20	--

Net decrease in cash and cash equivalents	--	(25)
Cash and cash equivalents, beginning of period	--	84

Cash and cash equivalents, end of period	$ --	$ 59

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements.  Accordingly, the unaudited financial statements included herein should be reviewed in conjunction with the audited financial statements and related notes thereto contained in the National Tax Credit Partners, L.P. (the "Partnership" or "Registrant") Annual Report for the fiscal year ended December 31, 2008.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end.  The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2009, and the results of operations and changes in cash flows for the three months ended March 31, 2009 and 2008, respectively.

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

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No adjustments for impairment of value were recorded during the three months ended March 31, 2009 or 2008.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests was 23,740 and 23,752, as of January 1, 2009 and 2008, respectively.

Variable Interest Entities

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

At March 31, 2009 and December 31, 2008, the Partnership holds variable interests in seven VIEs that consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of seven apartment properties with a total of 266 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $586,000 and $610,000 at March 31, 2009 and December 31, 2008, respectively. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL PARTNERSHIPS

At March 31, 2009 and December 31, 2008, the Partnership holds limited partnership interests in twelve Local Partnerships, located in six states and Puerto Rico. The Local Partnerships own residential projects consisting of 682 apartment units. The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  During the three months ended March 31, 2008, the Partnership received a distribution of approximately $3,000 from one Local Partnership in which it does not have an investment balance which was recognized as income. There were no distributions received during the three months ended March 31, 2009.

Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the three months ended March 31, 2009, approximately $2,000 was advanced to the Local Partnerships, which was recognized as expense on the accompanying statements of operations. There were no advances from the Partnership during the three months ended March 31, 2008.  No advances were repaid by Local Partnerships during the three months ended March 31, 2009 and 2008.

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

As of March 31, 2009 and December 31, 2008, the investment balance in eleven of the twelve Local Partnerships had been reduced to zero.

The following is a summary of the investments in Local Partnerships for the three months ended March 31, 2009 (in thousands):

Investment balance, beginning of period	$ 610
Equity in losses of Local Partnership	(22)
Amortization of acquisition costs	(2)
Investment balance, end of period	$ 586

The following are estimated unaudited condensed combined statements of operations for the three months ended March 31, 2009 and 2008 for the Local Partnerships in which the Partnership has investments (2009 and 2008 amounts exclude the operations of Summit I, II and III and Glenark Landing, for which no information is available)(in thousands):

	Three Months Ended
	March 31,
	2009	2008
Revenues
Rental and other income	$ 1,161	$ 1,137

Expenses
Depreciation	249	248
Interest	397	388
Operating	747	749
Total expenses	1,393	1,385
Net loss	$ (232)	$ (248)

Blue Lake

In 2003, the property owned by Blue Lake was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership filed an action against the Local Operating General Partner of the Local Partnership in 2003. Trial was scheduled for May 2008, however, the matter was settled prior to the trial date.  The terms of the settlement agreement include a payment of $300,000 to be paid in quarterly installments. The first installment of $100,000 was received in July 2008 and was recognized as other income in 2008. The remaining installments of $50,000 each were due on a quarterly basis beginning September 30, 2008. On October 23, 2008, the Partnership obtained a judgment for approximately $1,000,000 against the Local Operating General Partner of the Local Partnership as a result of the unpaid September 30, 2008 installment. The Partnership is taking action to collect the judgment. The Partnership had no investment in the Blue Lake Local Partnership at March 31, 2009 and December 31, 2008. Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of tax credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns.

NOTE 3 – TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Amended and Restated Agreement of the Limited Partnership, the Partnership is obligated to the General Partner for the following fees:

(a)   An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) as of the beginning of the year is payable to the General Partner. For each of the three months ended March 31, 2009 and 2008, approximately $47,000 has been expensed. At March 31, 2009 and December 31, 2008, approximately $780,000 and $733,000, respectively, is owed to the General Partner and is included in due to affiliates.

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

(c)   The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $16,000 and $12,000 for the three months ended March 31, 2009 and 2008, respectively, and is included in general and administrative expenses.  At March 31, 2009 and December 31, 2008, approximately $88,000 and $72,000, respectively, is owed to NAPICO and is included in due to affiliates.

As of March 31, 2009, the fees and advances due to the General Partner exceeded the Partnership’s cash. The Partnership Agreement provides that the fees and advances due to the General Partner may only be paid from the Partnership’s available cash, however, the Partnership still remains liable for all such amounts.

NTC, or another affiliate of the General Partner, is the Local Operating General Partner in six of the Partnership's twelve Local Partnerships.  In addition, NTC is either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner managed one property owned by the Local Partnership during each of the three months ended March 31, 2009 and 2008. The Local Partnership pays the affiliate property management fees in the amount of 5 percent of its gross rental revenues.  The amounts paid were approximately $10,000 and $9,000 for the three months ended March 31, 2009 and 2008, respectively.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. Accordingly during the three months ended March 31, 2009 an affiliate of the General Partner advanced the Partnership approximately $20,000 to fund partnership operating expenses. There were no such advances during the three months ended March 31, 2008. The advance bore interest at prime plus 2% (5.25% at March 31, 2009) and incurred interest expense of less than $1,000 for the three months ended March 31, 2009. There was no interest expense for the three months ended March 31, 2008. At March 31, 2009 and December 31, 2008 approximately $23,000 and $3,000, respectively, of advances and accrued interest remain unpaid and are included in due to affiliates on the accompanying balance sheets. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

NOTE 4 – CONTINGENCIES

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of

Operations.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest;  national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and its investment in Local Partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;  litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Local Partnerships in which the Partnership has invested. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The General Partner monitors developments in the area of legal and regulatory compliance.

Liquidity and Capital Resources

The Partnership’s primary sources of funds include interest income from investing available cash and the receipt of distributions from Local Partnerships in which the Partnership has invested. It is not expected that any of the Local Partnerships in which the Partnership invested will generate cash from operations sufficient to provide distributions to the Limited Partners.  Such cash from operations, if any, would first be used to meet operating expenses of the Partnership.  The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Partnerships and the Partnership.  These problems may result from a number of factors, many of which cannot be controlled by the General Partner. The Partnership’s cash reserves as of both March 31, 2009 and December 31, 2008 were less than $1,000. In order to replenish the Partnership's reserves, the Partnership intends to generate additional cash from sales and refinancings of certain properties owned by Local Partnerships and through sales of the Partnership’s limited partner interests in Local Partnerships.

Cash and cash equivalents are on deposit with a financial institution earning interest at market rates. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Distributions received from Local Partnerships are recognized as a return of capital until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. During the three months ended March 31, 2008, the Partnership received a distribution of approximately $3,000 from one Local Partnership in which it does not have an investment balance which was recognized as income. There were no distributions received during the three months ended March 31, 2009.

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

Results of Operations

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to providing additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balances until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the statements of operations. During the three months ended March 31, 2008, the Partnership received a distribution of approximately $3,000 from one Local Partnership in which it does not have an investment balance which was recognized as income. There were no distributions received during the three months ended March 31, 2009.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  During the three months ended March 31, 2009 and 2008, the Partnership recognized equity in loss and amortization of acquisition costs of approximately $24,000 and $20,000, respectively, from Local Partnerships.

Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the three months ended March 31, 2009, approximately $2,000 was advanced to the Local Partnerships, which was recognized as expense on the statements of operations included in “Item 1. Financial Statements”. There were no advances from the Partnership during the three months ended March 31, 2008.  No advances were repaid by Local Partnerships during the three months ended March 31, 2009 and 2008.

At March 31, 2009 and December 31, 2008, the investment balance in eleven of the twelve Local Partnerships had been reduced to zero.

The Partnership’s net loss for the three months ended March 31, 2009 was approximately $112,000 compared to approximately $105,000 for the three months ended March 31, 2008. The increase in net loss is due to increases in equity in loss of Local Partnerships and amortization of acquisition costs, advances to Local Partnerships charged to expense, and a decrease in distributions from Local Partnerships recognized as income, partially offset by a decrease in loss from Partnership operations. The decrease in loss from Partnership operations is due to a decrease in operating expenses, partially offset by a decrease in revenues. The Partnership’s revenues consist of interest income earned on temporary investment of funds not required for investment in Local Partnerships. Interest income was less than $1,000 and approximately $1,000, for the three months ended March 31, 2009 and 2008, respectively.

An annual management fee is payable to the General Partner and is calculated at 0.5 percent of the original invested assets of the remaining partnerships.  The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of the Partnership's affairs.  Management fees were approximately $47,000 for each of the three months ended March 31, 2009 and 2008, respectively.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $16,000 and $24,000 for the three months ended March 31, 2009 and 2008, respectively.  The decrease in legal and accounting expenses is primarily due to a decrease in costs associated with the litigation involving Blue Lake (as discussed below).  General and administrative expenses were approximately $23,000 and $18,000 for the three months ended March 31, 2009 and 2008, respectively. General and administrative expenses increased primarily due to an increase in the cost of services included in the management reimbursements paid to the General Partner as allowed under the Partnership Agreement.

Because of (i) the nature of the Apartment Complexes, (ii) the difficulty of predicting the resale market for low-income housing in the future, and (iii) the inability of the Partnership to directly cause the sale of Apartment Complexes by local general partners, but generally only to require such local general partners to use their respective best efforts to find a purchaser for the Apartment Complexes it is not possible at this time to predict whether the liquidation of substantially all of the Partnership’s assets and the disposition of the proceeds, if any, in accordance with the Partnership Agreement will be able to be accomplished promptly. If a Local Partnership is unable to sell an Apartment Complex, it is anticipated that the local general partner will either continue to operate such Apartment Complex or take such other actions as the local general partner believes to be in the best interest of the Local Partnership.

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

Blue Lake

In 2003, the property owned by Blue Lake was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership filed an action against the Local Operating General Partner of the Local Partnership in 2003. Trial was scheduled for May 2008, however, the matter was settled prior to the trial date.  The terms of the settlement agreement include a payment of $300,000 to be paid in quarterly installments. The first installment of $100,000 was received in July 2008 and was recognized as other income in 2008. The remaining installments of $50,000 each were due on a quarterly basis beginning September 30, 2008. On October 23, 2008, the Partnership obtained a judgment for approximately $1,000,000 against the Local Operating General Partner of the Local Partnership as a result of the unpaid September 30, 2008 installment. The Partnership is taking action to collect the judgment. The Partnership had no investment in the Blue Lake Local Partnership at March 31, 2009 and December 31, 2008. Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns.

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

Other

AIMCO and its affiliates owned 437 limited partnership interests in the Partnership representing 1.84% of the outstanding interests at March 31, 2009. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Variable Interest Entities

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

At March 31, 2009 and December 31, 2008, the Partnership holds variable interests in seven VIEs that consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of seven apartment properties with a total of 266 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $586,000 and $610,000 at March 31, 2009 and December 31, 2008, respectively. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.     Exhibits.

See Exhibit Index.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL TAX CREDIT PARTNERS L.P.
(a California limited partnership)

By: National Partnership Investments Corp.
General Partner

Date: May 14, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 14, 2009	By: /s/Stephen B. Waters
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