Form 10-Q
period 2009-06-30
NATIONAL TAX CREDIT PARTNERS L P
filed 2009-08-14
CIK 847415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

NATIONAL TAX CREDIT PARTNERS, L.P.
BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets

Investments in and advances to Local Partnerships (Note 2)	$ 580	$ 610
Cash and cash equivalents	1	--
Total assets	$ 581	$ 610

Liabilities and Partners' (Deficiency) Capital

Liabilities:
Accounts payable and accrued expenses	$ 25	$ 43
Due to affiliates (Note 3)	955	808
	980	851
Contingencies (Note 5)

Partners' (deficiency) capital:
General partner	(523)	(521)
Limited partners	124	280
	(399)	(241)
Total liabilities and partners' (deficiency) capital	$ 581	$ 610

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF OPERATIONS

 (Unaudited)

(in thousands, except per interest data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues :
Interest income	$ --	$ --	$ --	$ 1
Other income	5	--	5	--
Total revenues	5	--	5	1

Operating expenses:
Management fees - partners (Note 3)	46	46	93	93
General and administrative (Note 3)	24	27	47	45
Legal and accounting	17	21	33	45
Total operating expenses	87	94	173	183

Loss from Partnership operations	(82)	(94)	(168)	(182)
Distributions from Local Partnerships
recognized as income (Note 2)	56	57	56	60
Advances to Local Partnerships
charged to expense (Note 2)	(14)	(5)	(16)	(5)
Equity in loss of Local Partnerships
and amortization of acquisition
costs (Note 2)	(6)	(32)	(30)	(52)
Net loss	$ (46)	$ (74)	$ (158)	$ (179)

N et loss allocated to general
partner (1%)	$ (1)	$ (1)	$ (2)	$ (2)
Net loss allocated to limited
partners (99%)	(45)	(73)	(156)	(177)
	$ (46)	$ (74)	$ (158)	$ (179)
Net loss per limited partnership
interest (Note 1)	$ (1.89)	$ (3.07)	$ (6.57)	$ (7.45)

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

 (Unaudited)

(in thousands, except interest data)

	General	Limited
	Partner	Partners	Total

Partnership interests		23,740

Partners' (deficiency) capital,
December 31, 2008	$(521)	$ 280	$ (241)

Net loss for the six months
ended June 30, 2009	(2)	(156)	(158)

Partners' (deficiency) capital,
June 30, 2009	$(523)	$ 124	$ (399)

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF CASH FLOWS

 (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$ (158)	$ (179)
Adjustments to reconcile net loss to net cash used in
operating activities:
Equity in loss of Local Partnerships and
amortization of acquisition costs	30	52
Advances to Local Partnerships charged to expense	16	5
Changes in accounts:
Accounts payable and accrued expenses	(18)	(11)
Due to affiliates	127	127
Net cash used in operating activities	(3)	(6)

Cash flows used in investing activities:
Advances to Local Partnerships	(16)	(5)

Cash flows provided by financing activities:
Advances from affiliates	20	--

Net increase (decrease) in cash and cash equivalents	1	(11)

Cash and cash equivalents, beginning of period	--	84

Cash and cash equivalents, end of period	$ 1	$ 73

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2009, and the results of operations and changes in cash flows for the six months ended June 30, 2009 and 2008, respectively.

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

The Partnership shall continue in full force and effect until December 31, 2029, unless terminated prior to that date, pursuant to the partnership agreement or law.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

The Partnership’s management evaluated for subsequent events through the time this Quarterly Report on Form 10-Q was filed on August 14, 2009.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No adjustments for impairment of value were recorded during the six months ended June 30, 2009 or 2008.

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

At June 30, 2009 and December 31, 2008, the Partnership holds variable interests in seven VIEs that consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of seven apartment properties with a total of 266 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $580,000 and $610,000 at June 30, 2009 and December 31, 2008, respectively. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS No. 167, which is effective for fiscal years beginning after November 15, 2009 and introduces a more qualitative approach to evaluating VIEs for consolidation.  SFAS No. 167 requires a company to perform an analysis to determine whether its variable interests gives it a controlling financial interest in a VIE.  This analysis identifies the primary beneficiary of a VIE as the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.  In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, SFAS No. 167 requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed.  SFAS No. 167 requires continuous reassessment of primary beneficiary status rather than periodic, event-driven assessments as previously required, and incorporates expanded disclosure requirements. The Partnership has not yet determined the effect that SFAS No. 167 will have on its financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the Codification, will become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  Following SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the Codification. The Partnership does not anticipate that SFAS No. 168 will have a significant effect on its financial statements.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL PARTNERSHIPS

At June 30, 2009 and December 31, 2008, the Partnership holds limited partnership interests in twelve Local Partnerships, located in six states and Puerto Rico. The Local Partnerships own residential projects consisting of 682 apartment units. The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  During the six months ended June 30, 2009 and 2008, the Partnership received distributions of approximately $56,000 and $60,000, respectively, from Local Partnerships in which it does not have an investment balance which were recognized as income. Subsequent to June 30, 2009, the Partnership received a distribution of approximately $17,000 from one Local Partnership in which it does have an investment balance, which will be recognized as a reduction of the Partnership’s investment balance during the third quarter of 2009.

Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the six months ended June 30, 2009 and 2008, approximately $16,000 and $5,000, respectively, was advanced to the Local Partnerships, which was recognized as expense on the accompanying statements of operations. No advances were repaid by Local Partnerships during the six months ended June 30, 2009 and 2008.

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

As of June 30, 2009 and December 31, 2008, the investment balance in eleven of the twelve Local Partnerships had been reduced to zero.

The following is a summary of the investments in Local Partnerships for the six months ended June 30, 2009 (in thousands):

Investment balance, beginning of period	$ 610
Equity in losses of Local Partnership	(26)
Amortization of acquisition costs	(4)
Investment balance, end of period	$ 580

The following are estimated unaudited condensed combined statements of operations for the three and six months ended June 30, 2009 and 2008 for the Local Partnerships in which the Partnership has investments (2009 and 2008 amounts exclude the operations of Summit I, II and III and Glenark Landing, for which no information is available)(in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues
Rental and other income	$ 1,161	$ 1,197	$ 2,322	$ 2,334

Expenses
Depreciation	249	248	498	496
Interest	396	388	793	776
Operating	629	601	1,376	1,350
Total expenses	1,274	1,237	2,667	2,622
Net loss	$ (113)	$ (40)	$ (345)	$ (288)

Blue Lake

In 2003, the property owned by Blue Lake was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership filed an action against the Local Operating General Partner of the Local Partnership in 2003. Trial was scheduled for May 2008, however, the matter was settled prior to the trial date.  The terms of the settlement agreement include a payment of $300,000 to be paid in quarterly installments. The first installment of $100,000 was received in July 2008 and was recognized as other income in 2008. The remaining installments of $50,000 each were due on a quarterly basis beginning September 30, 2008. On October 23, 2008, the Partnership obtained a judgment for approximately $1,000,000 against the Local Operating General Partner of the Local Partnership as a result of the unpaid September 30, 2008 installment. The Partnership is taking action to collect the judgment. The Partnership had no investment in the Blue Lake Local Partnership at June 30, 2009 and December 31, 2008. Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of tax credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns.

NOTE 3 – TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Amended and Restated Agreement of the Limited Partnership, the Partnership is obligated to the General Partner for the following fees:

(a)   An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) as of the beginning of the year is payable to the General Partner. For each of the six months ended June 30, 2009 and 2008, approximately $93,000 has been expensed. At June 30, 2009 and December 31, 2008, approximately $826,000 and $733,000, respectively, is owed to the General Partner and is included in due to affiliates.

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

(c)   The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $34,000 and $30,000 for the six months ended June 30, 2009 and 2008, respectively, and is included in general and administrative expenses.  At June 30, 2009 and December 31, 2008, approximately $106,000 and $72,000, respectively, is owed to NAPICO and is included in due to affiliates.

As of June 30, 2009, the fees and advances due to the General Partner exceeded the Partnership’s cash. The Partnership Agreement provides that the fees and advances due to the General Partner may only be paid from the Partnership’s available cash, however, the Partnership still remains liable for all such amounts.

NTC, or another affiliate of the General Partner, is the Local Operating General Partner in six of the Partnership's twelve Local Partnerships.  In addition, NTC is either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner managed one property owned by a Local Partnership during each of the six months ended June 30, 2009 and 2008. The Local Partnership pays the affiliate property management fees in the amount of 5 percent of its gross rental revenues.  The amounts paid were approximately $19,000 for each of the six months ended June 30, 2009 and 2008.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. Accordingly during the six months ended June 30, 2009, an affiliate of the General Partner advanced the Partnership approximately $20,000 to fund partnership operating expenses. There were no such advances during the six months ended June 30, 2008. The advance bears interest at prime plus 2% (5.25% at June 30, 2009) and incurred interest expense of approximately $1,000 for the six months ended June 30, 2009, which is included in general and administrative expenses. There was no interest expense for the six months ended June 30, 2008. At June 30, 2009 and December 31, 2008 approximately $23,000 and $3,000, respectively, of advances and accrued interest remain unpaid and are included in due to affiliates on the accompanying balance sheets. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  At June 30, 2009, the Partnership believes that the carrying amount of its financial instruments approximated its fair value due to the short term maturity of these instruments.

NOTE 5 – CONTINGENCIES

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of

Operations.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and , in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest;  national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and its investment in Local Partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;  litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Local Partnerships in which the Partnership has invested. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The General Partner monitors developments in the area of legal and regulatory compliance.

Liquidity and Capital Resources

The Partnership’s primary sources of funds include interest income from investing available cash and the receipt of distributions from Local Partnerships in which the Partnership has invested. It is not expected that any of the Local Partnerships in which the Partnership invested will generate cash from operations sufficient to provide distributions to the Limited Partners.  Such cash from operations, if any, would first be used to meet operating expenses of the Partnership.  The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Partnerships and the Partnership.  These problems may result from a number of factors, many of which cannot be controlled by the General Partner. The Partnership’s cash reserves as of June 30, 2009 and December 31, 2008 were approximately $1,000 and less than $1,000, respectively. In order to replenish the Partnership's reserves, the Partnership intends to generate additional cash from sales and refinancings of certain properties owned by Local Partnerships and through sales of the Partnership’s limited partner interests in Local Partnerships.

Cash and cash equivalents are on deposit with a financial institution earning interest at market rates. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Distributions received from Local Partnerships are recognized as a return of capital until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. During the six months ended June 30, 2009 and 2008, the Partnership received distributions of approximately $56,000 and $60,000, respectively, from Local Partnerships in which it does not have an investment balance which were recognized as income. Subsequent to June 30, 2009, the Partnership received a distribution of approximately $17,000 from one Local Partnership in which it does have an investment balance, which will be recognized as a reduction of the Partnership’s investment balance during the third quarter of 2009.

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

Results of Operations

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to providing additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balances until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the statements of operations. During the six months ended June 30, 2009 and 2008, the Partnership received distributions of approximately $56,000 and $60,000, respectively, from Local Partnerships in which it does not have an investment balance which were recognized as income. Subsequent to June 30, 2009, the Partnership received a distribution of approximately $17,000 from one Local Partnership in which it does have an investment balance, which will be recognized as a reduction of the Partnership’s investment balance during the third quarter of 2009. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  During the six months ended June 30, 2009 and 2008, the Partnership recognized equity in loss and amortization of acquisition costs of approximately $30,000 and $52,000, respectively, from Local Partnerships.

Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the six months ended June 30, 2009 and 2008, approximately $16,000 and $5,000 was advanced to the Local Partnerships, which was recognized as expense on the statements of operations included in “Item 1. Financial Statements”. No advances were repaid by Local Partnerships during the six months ended June 30, 2009 and 2008.

At June 30, 2009 and December 31, 2008, the investment balance in eleven of the twelve Local Partnerships had been reduced to zero.

The Partnership’s net loss for the three and six months ended June 30, 2009 was approximately $46,000 and $158,000, respectively, compared to approximately $74,000 and $179,000 for the three and six months ended June 30, 2008, respectively. The decrease in net loss for both periods is due to decreases in equity in loss of Local Partnerships and amortization of acquisition costs and loss from Partnership operations, partially offset by an increase in advances to Local Partnerships charged to expense and a slight decrease in distributions from Local Partnerships recognized as income. The decrease in loss from Partnership operations for both periods is due to a decrease in total operating expenses and an increase in total revenues. Total revenues increased due to an increase in other income resulting from a refund of legal fees related to a 2002 property sale. Also included in total revenues is interest income earned on temporary investment of funds not required for investment in Local Partnerships. Interest income was less than $1,000 and approximately $1,000, for the six months ended June 30, 2009 and 2008, respectively.

An annual management fee is payable to the General Partner and is calculated at 0.5 percent of the original invested assets of the remaining partnerships.  The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of the Partnership's affairs.  Management fees were approximately $46,000 and $93,000 for each of the three and six months ended June 30, 2009 and 2008, respectively.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $17,000 and $21,000 for the three months ended June 30, 2009 and 2008, respectively, and approximately $33,000 and $45,000 for the six months ended June 30, 2009 and 2008, respectively.  The decrease in legal and accounting expenses is primarily due to a decrease in costs associated with the litigation involving Blue Lake (as discussed below).  General and administrative expenses were approximately $24,000 and $27,000 for the three months ended June 30, 2009 and 2008, respectively, and approximately $47,000 and $45,000 for the six months ended June 30, 2009 and 2008, respectively.

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

Blue Lake

In 2003, the property owned by Blue Lake was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership filed an action against the Local Operating General Partner of the Local Partnership in 2003. Trial was scheduled for May 2008, however, the matter was settled prior to the trial date.  The terms of the settlement agreement include a payment of $300,000 to be paid in quarterly installments. The first installment of $100,000 was received in July 2008 and was recognized as other income in 2008. The remaining installments of $50,000 each were due on a quarterly basis beginning September 30, 2008. On October 23, 2008, the Partnership obtained a judgment for approximately $1,000,000 against the Local Operating General Partner of the Local Partnership as a result of the unpaid September 30, 2008 installment. The Partnership is taking action to collect the judgment. The Partnership had no investment in the Blue Lake Local Partnership at June 30, 2009 and December 31, 2008. Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns.

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

Other

AIMCO and its affiliates owned 437 limited partnership interests in the Partnership representing 1.84% of the outstanding interests at June 30, 2009. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

At June 30, 2009 and December 31, 2008, the Partnership holds variable interests in seven VIEs that consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of seven apartment properties with a total of 266 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $580,000 and $610,000 at June 30, 2009 and December 31, 2008, respectively. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

PART II - OTHER INFORMATION

Item 6.     Exhibits.

See Exhibit Index.

The agreements included as exhibits to this Form 10-Q contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  may apply standards of materiality in a way that is different from what may be viewed as material to an investor; and

  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-Q not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-Q and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL TAX CREDIT PARTNERS L.P.
(a California limited partnership)

By: National Partnership Investments Corp.
General Partner

Date: August 14, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 14, 2009	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director

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