Form 10-Q
period 2009-09-30
NATIONAL TAX CREDIT PARTNERS L P
filed 2009-11-16
CIK 847415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

NATIONAL TAX CREDIT PARTNERS, L.P.
BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets

Investments in and advances to Local Partnerships
(Note 2)	$ 375	$ 610
Cash and cash equivalents	3	--
Total assets	$ 378	$ 610

Liabilities and Partners' (Deficiency) Capital

Liabilities:
Accounts payable and accrued expenses	$ 53	$ 43
Due to affiliates (Note 3)	1,015	808
	1,068	851
Contingencies (Note 5)

Partners' (deficiency) capital:
General partner	(525)	(521)
Limited partners	(165)	280
	(690)	(241)
Total liabilities and partners' (deficiency)
capital	$ 378	$ 610

Note:      The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF OPERATIONS

 (Unaudited)

(in thousands, except per interest data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Interest income	$ --	$ 1	$ --	$ 2
Other income (Note 2)	--	100	5	100
Total revenues	--	101	5	102

Operating expenses:
Management fees - partners
(Note 3)	47	47	140	140
General and administrative
(Note 3)	20	24	67	69
Legal and accounting	36	47	69	92
Total operating expenses	103	118	276	301

Loss from Partnership operations	(103)	(17)	(271)	(199)
Impairment loss (Notes 1 and 2)	(150)	--	(150)	--
Distributions from Local
Partnerships recognized
as income (Note 2)	--	2	56	62
Advances to Local Partnerships
charged to expense (Note 2)	--	--	(16)	(5)
Equity in (loss) income of Local
Partnerships and amortization
of acquisition costs
(Note 2)	(38)	6	(68)	(46)

Net loss	$ (291)	$ (9)	$ (449)	$ (188)

Net loss allocated to general
partner (1%)	$ (3)	$ --	$ (4)	$ (2)
Net loss allocated to limited
partners (99%)	(288)	(9)	(445)	(186)

	$ (291)	$ (9)	$ (449)	$ (188)
Net loss per limited partnership
interest (Note 1)	$(12.13)	$ (0.38)	$(18.74)	$ (7.83)

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

 (Unaudited)

(in thousands, except interest data)

	General	Limited
	Partner	Partners	Total

Partnership interests		23,740

Partners' (deficiency) capital,
December 31, 2008	$(521)	$ 280	$ (241)

Net loss for the nine months
ended September 30, 2009	(4)	(445)	(449)

Partners' (deficiency) capital,
September 30, 2009	$(525)	$ (165)	$ (690)

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF CASH FLOWS

 (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$ (449)	$ (188)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Equity in loss of Local Partnerships and amortization
of acquisition costs	68	46
Distributions from Local Partnerships recognized
as a return on investment	17	17
Impairment loss	150	--
Advances to Local Partnerships charged to expense	16	5
Changes in accounts:
Accounts payable and accrued expenses	10	(2)
Due to affiliates	187	190
Net cash (used in) provided by operating
activities	(1)	68

Cash flows used in investing activities:
Advances to Local Partnerships	(16)	(5)

Cash flows provided by financing activities:
Advances from affiliates	20	--

Net increase in cash and cash equivalents	3	63

Cash and cash equivalents, beginning of period	--	84

Cash and cash equivalents, end of period	$ 3	$ 147

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring items) necessary to present fairly the financial position as of September 30, 2009, and the results of operations and changes in cash flows for the nine months ended September 30, 2009 and 2008, respectively.

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

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. The Partnership recognized an impairment loss for the three and nine months ended September 30, 2009 of $150,000 (see Note 2). No adjustments for impairment of value were recorded during the nine months ended September 30, 2008.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 23,740 and 23,752, for the three and nine months ended September 30, 2009 and 2008, respectively.

Variable Interest Entities

The Partnership consolidates any variable interest entities in which the Partnership holds a variable interest and is the primary beneficiary.Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  The primary beneficiary of a VIE is generally the entity that will receive a majority of the VIE’s expected losses, receive a majority of a VIE’s expected residual returns, or both.

In determining whether it is the primary beneficiary of a VIE, the Partnership considers qualitative and quantitative factors, including, but not limited to: the amount and characteristics of the Partnership’s investment; the obligation or likelihood for the Partnership or other investors to provide financial support; the Partnership’s and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of the Partnership and the other investors.  Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

At September 30, 2009 and December 31, 2008, the Partnership holds variable interests in seven VIEs that consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of seven apartment properties with a total of 266 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $375,000 and $610,000 at September 30, 2009 and December 31, 2008, respectively. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Additionally, the provisions of financial support in the future may require the Partnership to consolidate a VIE.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

In June 2009, the FASB issued SFAS No. 167 - Amendments to FASB Interpretation No. 46R (SFAS 167). SFAS 167 amends FIN 46R to require ongoing analysis to determine whether a company holds a controlling financial interest in a VIE. The amendments include a new approach for determining who should consolidate a VIE, requiring a qualitative rather than a quantitative analysis. SFAS 167 also changes when it is necessary to reassess who should consolidate a VIE. Previously an enterprise was required to reconsider whether it was the primary beneficiary of a VIE only when specific events had occurred.  The new standard requires continuous reassessment of an enterprise's interest in the VIE to determine its primary beneficiary. This statement will be effective for the Partnership in 2010. Early adoption is prohibited.  The Partnership does not believe that the adoption of SFAS 167 will have a significant effect on the Partnerships financial statements.  As of September 30, 2009, SFAS 167 had not been added to the FASB ASC.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL PARTNERSHIPS

At September 30, 2009 and December 31, 2008, the Partnership holds limited partnership interests in twelve Local Partnerships, located in six states and Puerto Rico. The Local Partnerships own residential projects consisting of 682 apartment units. The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  During the nine months ended September 30, 2009 and 2008, the Partnership received distributions of approximately $73,000 and $79,000, respectively, of which approximately $56,000 and $62,000, respectively, were received from Local Partnerships in which it does not have an investment balance, which were recognized as income.

Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the nine months ended September 30, 2009 and 2008, approximately $16,000 and $5,000, respectively, was advanced to the Local Partnerships for operating expenses, which was recognized as expense on the accompanying statements of operations. No advances were repaid by Local Partnerships during the nine months ended September 30, 2009 and 2008.

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

As of September 30, 2009 and December 31, 2008, the investment balance in eleven of the twelve Local Partnerships had been reduced to zero.

The following is a summary of the investments in Local Partnerships for the nine months ended September 30, 2009 (in thousands):

Investment balance, beginning of period	$ 610
Equity in losses of Local Partnership	(62)
Amortization of acquisition costs	(6)
Distribution recognized as a reduction of investment
balance	(17)
Impairment loss	(150)
Investment balance, end of period	$ 375

The following are estimated unaudited condensed combined statements of operations for the three and nine months ended September 30, 2009 and 2008 for the Local Partnerships in which the Partnership has investments (2009 and 2008 amounts exclude the operations of Summit I, II and III and Glenark Landing, for which no information is available)(in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues
Rental and other income	$ 1,150	$ 996	$ 3,472	$ 3,330

Expenses
Depreciation	249	248	747	744
Interest	397	388	1,190	1,164
Operating	744	716	2,120	2,066
Total expenses	1,390	1,352	4,057	3,974
Net loss	$ (240)	$ (356)	$ (585)	$ (644)

Blue Lake

In 2003, the property owned by Blue Lake was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership filed an action against the Local Operating General Partner of the Local Partnership in 2003. Trial was scheduled for May 2008, however, the matter was settled prior to the trial date.  The terms of the settlement agreement include a payment of $300,000 to be paid in quarterly installments. The first installment of $100,000 was received in July 2008 and was recognized as other income during the three and nine months ended September 30, 2008. The remaining installments of $50,000 each were due on a quarterly basis beginning September 30, 2008. On October 23, 2008, the Partnership obtained a judgment for approximately $1,000,000 against the Local Operating General Partner of the Local Partnership as a result of the unpaid September 30, 2008 installment. The Partnership is taking action to collect the judgment. The Partnership had no investment in the Blue Lake Local Partnership at September 30, 2009 and December 31, 2008. Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of tax credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns.

Tyrone Elderly

Subsequent to September 30, 2009, a Local Partnership, Tyrone Elderly Limited Partnership (“Tyrone Elderly”), entered into a sale contract to sell its investment property to a third party. The Partnership determined that the carrying amount of its limited partnership investment in Tyrone Elderly exceeded the estimated proceeds the Partnership would expect to receive from the sale and recognized an impairment loss of $150,000 during the three and nine months ended September 30, 2009.

NOTE 3 – TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Amended and Restated Agreement of the Limited Partnership, the Partnership is obligated to the General Partner for the following fees:

(a)   An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) as of the beginning of the year is payable to the General Partner. For each of the nine months ended September 30, 2009 and 2008, approximately $140,000 has been expensed. At September 30, 2009 and December 31, 2008, approximately $873,000 and $733,000, respectively, is owed to the General Partner and is included in due to affiliates.

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

(c)   The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $47,000 and $51,000 for the nine months ended September 30, 2009 and 2008, respectively, and is included in general and administrative expenses.  At September 30, 2009 and December 31, 2008, approximately $119,000 and $72,000, respectively, is owed to NAPICO and is included in due to affiliates.

As of September 30, 2009, the fees and advances due to the General Partner exceeded the Partnership’s cash. The Partnership Agreement provides that the fees and advances due to the General Partner may only be paid from the Partnership’s available cash, however, the Partnership still remains liable for all such amounts.

NTC, or another affiliate of the General Partner, is the Local Operating General Partner in six of the Partnership's twelve Local Partnerships.  In addition, NTC is either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner managed one property owned by a Local Partnership during each of the nine months ended September 30, 2009 and 2008. The Local Partnership pays the affiliate property management fees in the amount of 5 percent of its gross rental revenues.  The amounts paid were approximately $29,000 for each of the nine months ended September 30, 2009 and 2008.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. Accordingly during the nine months ended September 30, 2009, an affiliate of the General Partner advanced the Partnership approximately $20,000 to fund partnership operating expenses. There were no such advances during the nine months ended September 30, 2008. The advance bears interest at prime plus 2% (5.25% at September 30, 2009). Interest expense was approximately $1,000 for the nine months ended September 30, 2009, which is included in general and administrative expenses. There was no interest expense for the nine months ended September 30, 2008. At September 30, 2009 and December 31, 2008 approximately $23,000 and $3,000, respectively, of advances and accrued interest remain unpaid and are included in due to affiliates on the accompanying balance sheets. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC Topic 825 requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  At September 30, 2009, the Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

Liquidity and Capital Resources

The Partnership’s primary source of funds is the receipt of distributions from Local Partnerships in which the Partnership has invested. It is not expected that any of the Local Partnerships in which the Partnership invested will generate cash from operations sufficient to provide distributions to the Limited Partners.  Such cash from operations, if any, would first be used to meet operating expenses of the Partnership. The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Partnerships and the Partnership.  These problems may result from a number of factors, many of which cannot be controlled by the General Partner. In order to replenish the Partnership's cash reserves, the Partnership intends to generate additional cash from sales and refinancings of certain properties owned by Local Partnerships and through sales of the Partnership’s limited partner interests in Local Partnerships.

As of September 30, 2009 and December 31, 2008, the Partnership had cash and cash equivalents of approximately $3,000 and less than $1,000, respectively. The increase in cash and cash equivalents of approximately $3,000 is due to approximately $20,000 of cash provided by financing activities, partially offset by approximately $16,000 and $1,000 of cash used in investing and operating activities, respectively. Cash provided by financing activities consisted of advances received from affiliates. Cash provided by investing activities consisted of advances made to Local Partnerships.

Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  During the nine months ended September 30, 2009 and 2008, the Partnership received distributions of approximately $73,000 and $79,000, respectively, of which approximately $56,000 and $62,000, respectively, were received from Local Partnerships in which it does not have an investment balance, which were recognized as income.

The Partnership does not have the ability to assess Limited Partners for additional capital contributions to provide capital if needed by the Partnership or Local Partnerships.  Accordingly, if circumstances arise that cause the Local Partnerships to require capital in addition to that contributed by the Partnership and any equity of the local general partners, the only sources from which such capital needs will be able to be satisfied (other than the limited reserves available at the Partnership level) will be (i) third-party debt financing (which may not be available if, as expected, the Apartment Complexes owned by the Local Partnerships are already substantially leveraged), (ii) other equity sources (which could adversely affect the Partnership's interest in operating cash flow and/or proceeds of sale or refinancing of the Apartment Complexes and possibly even result in adverse tax consequences to the Limited Partners), or (iii) the sale or disposition of Apartment Complexes.  There can be no assurance that any of such sources would be readily available in sufficient proportions to fund the capital requirements of the Local Partnerships.  If such sources are not available, the Local Partnerships would risk foreclosure on their Apartment Complexes if they were unable to renegotiate the terms of their first mortgages and any other debt secured by the Apartment Complexes, which would have significant adverse tax consequences to the Limited Partners.

Results of Operations

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to providing additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balances until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the statements of operations. During the nine months ended September 30, 2009 and 2008, the Partnership received distributions of approximately $73,000 and $79,000, respectively, of which approximately $56,000 and $62,000, respectively, were received from Local Partnerships in which it does not have an investment balance, which were recognized as income. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  During the nine months ended September 30, 2009 and 2008, the Partnership recognized equity in loss and amortization of acquisition costs of approximately $68,000 and $46,000, respectively, from Local Partnerships.

Subsequent to September 30, 2009, a Local Partnership, Tyrone Elderly Limited Partnership (“Tyrone Elderly”), entered into a sale contract to sell its investment property to a third party. The Partnership determined that the carrying amount of its limited partnership investment in Tyrone Elderly exceeded the estimated proceeds the Partnership would expect to receive from the sale and recognized an impairment loss of $150,000 during the three and nine months ended September 30, 2009.

Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the nine months ended September 30, 2009 and 2008, approximately $16,000 and $5,000 was advanced to the Local Partnerships for operating expenses, which was recognized as expense on the statements of operations included in “Item 1. Financial Statements”. No advances were repaid by Local Partnerships during the nine months ended September 30, 2009 and 2008.

At September 30, 2009 and December 31, 2008, the investment balance in eleven of the twelve Local Partnerships had been reduced to zero.

The Partnership’s net loss for the three and nine months ended September 30, 2009 was approximately $291,000 and $449,000, respectively, compared to approximately $9,000 and $188,000 for the three and nine months ended September 30, 2008, respectively. The increase in net loss for both periods is due to the recognition of an impairment loss in 2009, and increases in equity in loss of Local Partnerships and amortization of acquisition costs and loss from Partnership operations and a slight decrease in distributions from Local Partnerships recognized as income. The increase in net loss for the nine month period is also due to an increase in advances to Local Partnerships charged to expense. The increase in loss from Partnership operations for both periods is due to a decrease in total revenues, partially offset by a decrease in total operating expenses. Total revenues decreased due to a decrease in other income primarily resulting from the receipt of $100,000 in 2008 which was the first installment of a settlement related to Blue Lake (as discussed below). Also included in total revenues is interest income earned on temporary investment of funds not required for investment in Local Partnerships. Interest income was less than $1,000 for each of the three and nine months ended September 30, 2009, compared to approximately $1,000 and $2,000, for the three and nine months ended September 30, 2008, respectively.

An annual management fee is payable to the General Partner and is calculated at 0.5 percent of the original invested assets of the remaining partnerships.  The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of the Partnership's affairs.  Management fees were approximately $47,000 and $140,000 for each of the three and nine months ended September 30, 2009 and 2008, respectively.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $36,000 and $47,000 for the three months ended September 30, 2009 and 2008, respectively, and approximately $69,000 and $92,000 for the nine months ended September 30, 2009 and 2008, respectively.  The decrease in legal and accounting expenses is primarily due to a decrease in costs associated with the litigation involving Blue Lake (as discussed below), partially offset by an increase in legal costs associated with the administration and evaluation of the Partnership’s investments in Local Partnerships.  General and administrative expenses were approximately $20,000 and $24,000 for the three months ended September 30, 2009 and 2008, respectively, and approximately $67,000 and $69,000 for the nine months ended September 30, 2009 and 2008, respectively.

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

Blue Lake

In 2003, the property owned by Blue Lake was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership filed an action against the Local Operating General Partner of the Local Partnership in 2003. Trial was scheduled for May 2008, however, the matter was settled prior to the trial date.  The terms of the settlement agreement include a payment of $300,000 to be paid in quarterly installments. The first installment of $100,000 was received in July 2008 and was recognized as other income during the three and nine months ended September 30, 2008. The remaining installments of $50,000 each were due on a quarterly basis beginning September 30, 2008. On October 23, 2008, the Partnership obtained a judgment for approximately $1,000,000 against the Local Operating General Partner of the Local Partnership as a result of the unpaid September 30, 2008 installment. The Partnership is taking action to collect the judgment. The Partnership had no investment in the Blue Lake Local Partnership at September 30, 2009 and December 31, 2008. Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns.

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

Other

AIMCO and its affiliates owned 437 limited partnership interests in the Partnership representing 1.84% of the outstanding interests at September 30, 2009. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Variable Interest Entities

The Partnership consolidates any variable interest entities in which the Partnership holds a variable interest and is the primary beneficiary.Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  The primary beneficiary of a VIE is generally the entity that will receive a majority of the VIE’s expected losses, receive a majority of a VIE’s expected residual returns, or both.

In determining whether it is the primary beneficiary of a VIE, the Partnership considers qualitative and quantitative factors, including, but not limited to: the amount and characteristics of the Partnership’s investment; the obligation or likelihood for the Partnership or other investors to provide financial support; the Partnership’s and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of the Partnership and the other investors.  Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

At September 30, 2009 and December 31, 2008, the Partnership holds variable interests in seven VIEs that consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of seven apartment properties with a total of 266 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $375,000 and $610,000 at September 30, 2009 and December 31, 2008, respectively. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Additionally, the provisions of financial support in the future may require the Partnership to consolidate a VIE.

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

NATIONAL TAX CREDIT PARTNERS L.P.
(a California limited partnership)

By: National Partnership Investments Corp.
General Partner

Date: November 16, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 16, 2009	By: /s/Stephen B. Waters
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