Form 10-K
period 2009-12-31
NATIONAL TAX CREDIT PARTNERS L P
filed 2010-03-31
CIK 847415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked price of such partnership interests as the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest;  national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and its investment in Local Partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets;  litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Local Partnerships in which the Partnership has invested. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

In general, an owner of a low-income housing apartment complex ("Apartment Complex") is entitled to receive Housing Tax Credits in each year of a ten-year period (the "Credit Period").  The Apartment Complex is subject to a 15-year compliance period (the "Compliance Period") to preserve the Housing Tax Credits.  In addition to the Housing Tax Credits, tax credits are available for certain rehabilitation expenditures incurred in improving certified historic structures ("Historic Tax Credits", and together with Housing Tax Credits are referred to as "Tax Credits").  Tax Credits are available to the Limited Partners to reduce their Federal income tax liability.  The ability of a Limited Partner to utilize Tax Credits or allocated losses may be restricted by the passive activity loss limitation and the general business tax credit limitation rules.  NTCP invested in Local Partnerships that each own an Apartment Complex that was eligible for (i) Housing Tax Credits or (ii) in certain cases, Historic Tax Credits and, in some cases, both.  Several of the Local Partnerships also benefit from government programs promoting low or moderate income housing.

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

Item 2.    Properties.

The following is a schedule of the occupancy status as of December 31, 2009 and 2008, of the Apartment Complexes owned by Local Partnerships in which NTCP is a limited partner.

                    SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS

                            IN WHICH NTCP HAS AN INVESTMENT

                                   DECEMBER 31, 2009

		Units
		Authorized For	Percentage of	Percentage of

		Rental	Total Units	Total Units
	No. of	Assistance Under	Occupied	Occupied

Name and Location

	Units	Section 8 (A)	2009	2008

Apple Tree
Brigham City, UT	24	--	93%	95%

Glenark
Woonsocket, RI	67	--	98%	98%

Grand Meadows
Grand Blanc, MI	64	--	89%	76%

Grinnell Park (1)
Grinnell, IA	24	24	90%	90%

Kimberly Court
Seward, AK	24	--	82%	84%

North Liberty (1)
North Liberty, IA	24	24	82%	85%

Rolling Hills
Santoga, PA	232	232	99%	99%

Summit I – Wallace
Philadelphia, PA	17	--	99%	96%

Summit II – Bergdoll
Philadelphia, PA	9	--	90%	89%

Summit III – Chandler
Philadelphia, PA	25	--	97%	96%

Torres de Plata I
Toa Alta, PR	72	72	100%	100%

Tyrone Elderly
Tyrone, PA	100	100	98%	98%

TOTAL	682	452

(1)   Effective January 22, 2010, the Partnership sold its limited partnership interest in the Local Partnership to a third party.

(A)   Section 8 of Title II of the Housing and Community Development Act of 1974.

Ownership Percentages

The following table details the Partnership ownership percentages of the Local Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Partnerships as of December 31, 2009.

		Original
		Cost of
	NTCP Percentage	Ownership	Mortgage
Partnership Name	Interest	Interest	Notes
		(in thousands)
Apple Tree Apartments	99%	$ 224	$ 850
Glenark Associates, LP	5%	3,200	(A)
Grand Meadows II LDHA LP	98.90%	1,585	1,639
Seward Associates	99%	323	1,411
Rolling Hills Apartments, Ltd.	99%	185	2,806
Art Museum – Wallace	99%	1,550	(A)
Art Museum – Bergdoll	99%	603	(A)
Art Museum - Chandler	99%	1,985	(A)
Torres de Plata	99%	620	2,884
Tyrone Elderly	99%	850	2,457
Total – December 31, 2009		$11,125	$12,047

(A)   Information is not available.

The Partnership has a 99.0% ownership interest in both Grinnell Park Apartments and North Liberty Park, LP Apartments, which are held for sale at December 31, 2009 as a result of the Partnership selling its limited partnership interest in both Local Partnerships during January 2010.

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

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by PaineWebber Incorporated.  It is not anticipated that any active public market will develop for the purchase and sale of any Limited Partnership Interest, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership.  Limited Partnership Interests may not be transferred but can be assigned only if certain requirements in the Partnership Agreement are satisfied.  At December 31, 2009, there were 3,065 registered holders of 23,707 Limited Partnership Interests in NTCP. The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Partnerships and then such distributions, if any, may be limited. Distributions have not been made from the inception of the Partnership to December 31, 2009.

AIMCO and its affiliates owned 437 limited partnership interests in the Partnership representing 1.84% of the outstanding interests at December 31, 2009. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

As of December 31, 2009 and December 31, 2008, the Partnership had cash and cash equivalents of approximately $1,000 and less than $1,000, respectively. The increase in cash and cash equivalents of approximately $1,000 is due to approximately $20,000 of cash provided by financing activities, partially offset by approximately $16,000 and $3,000 of cash used in investing and operating activities, respectively. Cash provided by financing activities consisted of advances received from affiliates. Cash used in investing activities consisted of advances made to Local Partnerships.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. Accordingly during the year ended December 31, 2009, an affiliate of the General Partner advanced the Partnership approximately $20,000 to fund partnership operating expenses. During the year ended December 31, 2008 an affiliate of the General Partner advanced the Partnership approximately $3,000 to fund an advance to one Local Partnership. The advances bear interest at prime plus 2% (5.25% at December 31, 2009). Interest expense was approximately $1,000 and less than $1,000 for the years ended December 31, 2009 and 2008, respectively, which is included in general and administrative expenses. At December 31, 2009 and 2008 approximately $24,000 and $3,000, respectively, of advances and accrued interest remain unpaid and are included in due to affiliates on the accompanying balance sheets. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2009, the Partnership received an additional advance of approximately $35,000 to fund Partnership operating expenses.

As a result of the above, there is substantial doubt about the Partnership’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income. During the years ended December 31, 2009 and 2008, the Partnership received distributions of approximately $75,000 and $79,000, respectively, of which approximately $58,000 and $62,000, respectively, were received from Local Partnerships in which it does not have an investment balance. These distributions were recognized as income.

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

Results of Operations

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to providing additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balances until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations included in “Item 8. Financial Statements and Supplementary Data”. During the years ended December 31, 2009 and 2008, the Partnership received distributions of approximately $75,000 and $79,000, respectively, of which approximately $58,000 and $62,000, respectively, were received from Local Partnerships in which it does not have an investment balance. These distributions were recognized as income.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  During the years ended December 31, 2009 and 2008, the Partnership recognized equity in loss and amortization of acquisition costs of approximately $75,000 and $97,000, respectively, from one Local Partnership, Tyrone Elderly Limited Partnership (“Tyrone Elderly”).

During the year ended December 31, 2009, a Local Partnership, Tyrone Elderly, entered into a sale contract to sell its investment property to a third party. The Partnership determined that the carrying amount of its limited partnership investment in Tyrone Elderly exceeded the estimated proceeds the Partnership would expect to receive from the sale and recognized an impairment loss of $150,000 during the year ended December 31, 2009. Subsequent to December 31, 2009, the third party purchaser notified Tyrone Elderly that it was no longer interested in purchasing the investment property and, accordingly, the purchase contract was terminated according to its terms.

At times, advances are made to Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the year ended December 31, 2009, the Partnership advanced a total of approximately $16,000 to three Local Partnerships, Summitt I, II and III, to cover operating expenses of the Local Partnerships. During the year ended December 31, 2008, the Partnership advanced a total of approximately $7,000 to two Local Partnerships, Summitt II and III, to cover operating expenses of the Local Partnerships. While not obligated to make any advances to any of the Local Partnerships, the Partnership made these advances in order to protect its economic investment in the Local Partnerships. The advances were recognized as expense on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”. No advances were repaid by Local Partnerships during the years ended December 31, 2009 and 2008.

At December 31, 2009 and 2008, the investment balance in eleven of the twelve Local Partnerships had been reduced to zero.

The Partnership’s net loss for the year ended December 31, 2009 was approximately $545,000 compared to approximately $328,000 for the year ended December 31, 2008. The increase in net loss is due to the recognition of an impairment loss in 2009, increases in advances to Local Partnerships charged to expense and loss from Partnership operations and a slight decrease in distributions from Local Partnerships recognized as income, partially offset by a decrease in equity in loss of Local Partnerships and amortization of acquisition costs. The increase in loss from Partnership operations is due to a decrease in total revenues, partially offset by a decrease in total operating expenses. Total revenues decreased due to a decrease in other income primarily resulting from the receipt of $100,000 in 2008 which was the first installment of a settlement related to Blue Lake (as discussed below). Also included in total revenues is interest income earned on temporary investment of funds not required for investment in Local Partnerships. Interest income was less than $1,000 and approximately $2,000 for the years ended December 31, 2009 and 2008, respectively.

An annual management fee is payable to the General Partner and is calculated at 0.5 percent of the original invested assets of the remaining partnerships. The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of the Partnership's affairs.  Management fees were approximately $187,000 for each of the years ended December 31, 2009 and 2008.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses.  Legal and accounting fees were approximately $90,000 and $110,000 for the years ended December 31, 2009 and 2008, respectively. The decrease in legal and accounting expenses is primarily due to a decrease in costs associated with the litigation involving Blue Lake (as discussed below), partially offset by an increase in legal costs associated with the administration and evaluation of the Partnership’s investments in Local Partnerships. General and administrative expenses were approximately $90,000 and $91,000 for the years ended December 31, 2009 and 2008, respectively.

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

BlueLake

In 2003, the property owned by Blue Lake was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership filed an action against the Local Operating General Partner of the Local Partnership in 2003. Trial was scheduled for May 2008, however, the matter was settled prior to the trial date.  The terms of the settlement agreement include a payment of $300,000 to be paid in quarterly installments. The first installment of $100,000 was received in July 2008 and was recognized as other income during the year ended December 31, 2008.  The remaining installments of $50,000 each were due on a quarterly basis beginning September 30, 2008. On October 23, 2008, the Partnership obtained a judgment for approximately $1,000,000 against the Local Operating General Partner of the Local Partnership as a result of the unpaid September 30, 2008 installment. The Partnership is taking action to collect the judgment. The Partnership had no investment in the Blue Lake Local Partnership at December 31, 2009 and 2008. Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns.

GrinnellPark and North Liberty

Subsequent to December 31, 2009 the Partnership sold its limited partnership interests in two Local Partnerships, Grinnell Park Apartments and North Liberty Park, LP Apartments (“Grinnell Park” and “North Liberty”, respectively) for a total purchase price of $16,000. The Partnership’s investment balance in both Grinnell Park and North Liberty was zero at December 31, 2009 and December 31, 2008.

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in unconsolidated Local Partnerships, in which the Partnership’s ownership percentage ranges from 5% to 99%. However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 2 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 8. Financial Statements and Supplementary Data”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Partnerships is limited to the recorded investments in and receivables from the Local Partnerships.  See “Note 3 – Investments in and Advances to Local Partnerships” of the financial statements in “Item 8. Financial Statements and Supplementary Data” for additional information about the Partnership’s investments in unconsolidated Local Partnerships.

Other

AIMCO and its affiliates owned 437 limited partnership interests in the Partnership representing 1.84% of the outstanding interests at December 31, 2009. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

At December 31, 2009 and 2008, the Partnership holds variable interests in seven VIEs for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership.  The Partnership and the general partner of each Local Partnership are related parties due to transfer restrictions on the partnership interests and the Partnership has concluded that the general partner is the party most closely associated with the Local Partnerships and therefore the primary beneficiary.  In making this determination, the Partnership considered the following factors:

•         the principal purpose of the Local Partnerships is to conduct a business that is uniquely complementary to the general partners’ primary business (ownership and management of real estate properties);

•         the general partners conduct and manage the business of the Local Partnerships;

•         the general partners have the responsibility for and sole discretion over selecting a property management agent for the Local Partnerships’ underlying real estate properties;

•         the general partners are responsible for approving operating and capital budgets for the properties owned by the Local Partnerships;

•         the general partners are obligated to fund any recourse obligations of the Local Partnerships; and

•         the general partners are authorized to borrow funds on behalf of the Local Partnerships.

These seven VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of seven apartment properties with a total of 266 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. Subsequent to December 31, 2009 the Partnership sold its limited partnership interests in two of the Local Partnerships engaged in the ownership and management of two apartment properties with a total of 48 units, in which the Partnership held variable interests. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $368,000 and $610,000 at December 31, 2009 and 2008, respectively.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Additionally, the provisions of financial support in the future may require the Partnership to consolidate a VIE.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note 2 – Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 8. Financial Statements and Supplementary Data".  The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas.   The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges. See “Item 8. Financial Statements and Supplementary Data, Note 2 – Organization and Summary of Significant Accounting Policies” for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

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

Item 8.     Financial Statements and Supplementary Data.

NATIONAL TAX CREDIT PARTNERS, L.P.

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets - December 31, 2009 and 2008

Statements of Operations - Years ended December 31, 2009 and 2008

Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2009 and 2008

Statements of Cash Flows - Years ended December 31, 2009 and 2008

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

National Tax Credit Partners, L.P.

We have audited the accompanying balance sheets of National Tax Credit Partners, L.P. as of December 31, 2009 and 2008, and the related statements of operations, changes in partners' (deficiency) capital and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Tax Credit Partners, L.P. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As more fully described in Note 1 to the financial statements, the Partnership continues to generate recurring operating losses and liabilities exceed available cash at December 31, 2009. These conditions raise substantial doubt about the Partnership’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The 2009 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/Ernst & Young LLP

Greenville, South Carolina

March 31, 2010

NATIONAL TAX CREDIT PARTNERS, L.P.

BALANCE SHEETS

(in thousands)

	December 31,
	2009	2008
Assets

Investments in and advances to Local Partnerships
(Note 3)	$ 368	$ 610
Cash and cash equivalents	1	--
Total assets	$ 369	$ 610

Liabilities and Partners' (Deficiency) Capital

Liabilities:
Accounts payable and accrued expenses	$ 77	$ 43
Due to affiliates (Note 4)	1,078	808
	1,155	851
Contingencies (Note 6)

Partners' (deficiency) capital
General partner	(526)	(521)
Limited partners	(260)	280
	(786)	(241)
Total liabilities and partners' (deficiency)
capital	$ 369	$ 610

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF OPERATIONS
(in thousands, except per interest data)

	Years Ended December 31,
	2009	2008
Revenues:
Interest income	$ --	$ 2
Other income (Note 3)	5	100
Total revenues	5	102

Operating expenses:
Management fees - partners (Note 4)	187	187
Legal and accounting	90	110
General and administrative (Note 4)	90	91
Total operating expenses	367	388

Loss from Partnership operations	(362)	(286)
Impairment loss (Notes 2 and 3)	(150)	--
Distributions from Local Partnerships recognized
as income (Note 3)	58	62
Advances to Local Partnerships charged to expense
(Note 3)	(16)	(7)
Equity in loss of Local Partnerships and
amortization of acquisition costs (Note 3)	(75)	(97)

Net loss (Note 5)	$ (545)	$ (328)

Net loss allocated to general partner (1%)	$ (5)	$ (3)
Net loss allocated to limited partners (99%)	(540)	(325)
	$ (545)	$ (328)

Net loss per limited partnership interest (Note 2)	$ (22.75)	$ (13.68)

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(in thousands, except interest data)

	General	Limited
	Partner	Partners	Total

Partnership interests (A)		23,707

Partners' (deficiency) capital,
December 31, 2007	$ (518)	$ 605	$ 87

Net loss for the year ended
December 31, 2008	(3)	(325)	(328)

Partners' (deficiency) capital,
December 31, 2008	(521)	280	(241)

Net loss for the year ended
December 31, 2009	(5)	(540)	(545)

Partners' (deficiency) capital,
December 31, 2009	$ (526)	$ (260)	$ (786)

(A)   Consists of 23,707 and 23,740 partnership interests at December 31, 2009 and 2008. During 2009, 33 interests were abandoned (Note 2).

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$ (545)	$ (328)
Adjustments to reconcile net loss to net cash
used in operating activities:
Equity in loss of Local Partnerships and
amortization of acquisition costs	75	97
Distributionsfrom Local Partnerships recognized as
a return on investment	17	17
Impairment loss	150	--
Advances to Local Partnerships charged to expense	16	7
Changes in accounts:
Due to affiliates	250	123
Accounts payable and accrued expenses	34	4
Net cash used in operating activities	(3)	(80)

Cash flows used in investing activities:
Advances to Local Partnerships	(16)	(7)

Cash flows provided by financing activities
Advances from affiliates	20	3

Net increase (decrease) in cash and cash equivalents	1	(84)
Cash and cash equivalents, beginning of year	--	84

Cash and cash equivalents, end of year	$ 1	$ --

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

Note 1 – Going Concern

The accompanying financial statements have been prepared assuming that the Partnership (as defined below) will continue as a going concern. The Partnership continues to generate recurring operating losses and liabilities exceed available cash at December 31, 2009.  The Partnership may seek operating advances from the General Partner (as defined below) of the Partnership or its affiliates.  However, the General Partner or its affiliates are not obligated to fund such advances.

As a result of the above, there is substantial doubt about the Partnership’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note 2 - Organization and Summary of Significant Accounting Policies

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

Reclassifications

Certain reclassifications have been made to the 2008 balances to conform to the 2009 presentation.

Subsequent Events

The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

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

Abandoned Interests

During the years ended December 31, 2009 and 2008, the number of Limited Partnership Interests decreased by 33 and 12 interests, respectively, due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interests, a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment.

Net Loss Per Limited Partnership Interest

Net loss per Limited Partnership Interest was computed by dividing the limited partners' share of net loss by the number of Limited Partnership Interests outstanding at the beginning of the year.  The number of Limited Partnership Interests used was 23,740 and 23,752 for the years ended December 31, 2009 and 2008, respectively.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and in bank accounts.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.  The entire cash balances at December 31, 2009 and 2008 are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. The Partnership recognized an impairment loss of $150,000 for the year ended December 31, 2009 (see Note 3).  No adjustments for impairment of value were recorded during the year ended December 31, 2008.

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

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46R (SFAS 167). SFAS 167 amends FIN 46R to require ongoing analysis to determine whether a company holds a controlling financial interest in a VIE. The amendments include a new approach for determining who should consolidate a VIE, requiring a qualitative rather than a quantitative analysis. SFAS 167 also changes when it is necessary to reassess who should consolidate a VIE. Previously an enterprise was required to reconsider whether it was the primary beneficiary of a VIE only when specific events had occurred.  The new standard requires continuous reassessment of an enterprise's interest in the VIE to determine its primary beneficiary. The Partnership will adopt SFAS 167 effective January 1, 2010. The Partnership does not believe that the adoption of SFAS 167 will have a significant effect on the Partnerships financial statements.  As of December 31, 2009, SFAS 167 had not been added to the FASB ASC.

Segment Reporting

FASB ASC Topic 280-10, “Segment Reporting”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  FASB ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers.  As defined in FASB ASC Topic 280-10, the Partnership has only one reportable segment.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At December 31, 2009, the Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

At December 31, 2009 and 2008, the Partnership holds variable interests in seven VIEs for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership.  The Partnership and the general partner of each Local Partnership are related parties due to transfer restrictions on the partnership interests and the Partnership has concluded that the general partner is the party most closely associated with the Local Partnerships and therefore the primary beneficiary.  In making this determination, the Partnership considered the following factors:

•         the principal purpose of the Local Partnerships is to conduct a business that is uniquely complementary to the general partners’ primary business (ownership and management of real estate properties);

•         the general partners conduct and manage the business of the Local Partnerships;

•         the general partners have the responsibility for and sole discretion over selecting a property management agent for the Local Partnerships’ underlying real estate properties;

•         the general partners are responsible for approving operating and capital budgets for the properties owned by the Local Partnerships;

•         the general partners are obligated to fund any recourse obligations of the Local Partnerships; and

•         the general partners are authorized to borrow funds on behalf of the Local Partnerships.

These seven VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of seven apartment properties with a total of 266 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. Subsequent to December 31, 2009 the Partnership sold its limited partnership interests in two of the Local Partnerships engaged in the ownership and management of two apartment properties with a total of 48 units, in which the Partnership held variable interests. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $368,000 and $610,000 at December 31, 2009 and 2008, respectively.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Additionally, the provisions of financial support in the future may require the Partnership to consolidate a VIE.

Note 3 - Investments in and Advances to Local Partnerships

At December 31, 2009 and 2008, the Partnership holds limited partnership interests in twelve Local Partnerships, located in six states and Puerto Rico. The Local Partnerships own residential projects consisting of 682 apartment units. Subsequent to December 31, 2009, the Partnership sold its limited partnership interests in two of the Local Partnerships owning residential projects consisting of 48 apartment units. The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  During the years ended December 31, 2009 and 2008, the Partnership received distributions of approximately $75,000 and $79,000, respectively, of which approximately $58,000 and $62,000, respectively, were received from Local Partnerships in which it does not have an investment balance which, were recognized as income.

At times, advances are made to Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the year ended December 31, 2009, the Partnership advanced a total of approximately $16,000 to three Local Partnerships, Summitt I, II and III, to cover operating expenses of the Local Partnerships. During the year ended December 31, 2008, the Partnership advanced a total of approximately $7,000 to two Local Partnerships, Summitt II and III, to cover operating expenses of the Local Partnerships. While not obligated to make any advances to any of the Local Partnerships, the Partnership made these advances in order to protect its economic investment in the Local Partnerships. The advances were recognized as expense on the accompanying statements of operations. No advances were repaid by Local Partnerships during the years ended December 31, 2009 and 2008.

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

As of December 31, 2009 and 2008, the investment balance in eleven of the twelve Local Partnerships had been reduced to zero.

The following is a summary of the investments in Local Partnerships for the year ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Investment balance, beginning of year	$ 610	$ 724
Equity in losses of Local Partnership	(68)	(90)
Amortization of acquisition costs	(7)	(7)
Distribution recognized as a reduction of investment
balance	(17)	(17)
Impairment loss	(150)	--
Investment balance, end of year	$ 368	$ 610

The difference between the investment per the accompanying balance sheets at December 31, 2009 and 2008 and the equity per the Local Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Partnerships, costs capitalized to the investment account, cumulative distributions recognized as income and the recognition of impairment losses.

Tyrone Elderly

During the year ended December 31, 2009, a Local Partnership, Tyrone Elderly, entered into a sale contract to sell its investment property to a third party. The Partnership determined that the carrying amount of its limited partnership investment in Tyrone Elderly exceeded the estimated proceeds the Partnership would expect to receive from the sale and recognized an impairment loss of $150,000 during the year ended December 31, 2009. Subsequent to December 31, 2009, the third party purchaser notified Tyrone Elderly that it was no longer interested in purchasing the investment property and, accordingly, the purchase contract was terminated according to its terms.

BlueLake

In 2003, the property owned by Blue Lake was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership filed an action against the Local Operating General Partner of the Local Partnership in 2003. Trial was scheduled for May 2008, however, the matter was settled prior to the trial date.  The terms of the settlement agreement include a payment of $300,000 to be paid in quarterly installments. The first installment of $100,000 was received in July 2008 and was recognized as other income during the year ended December 31, 2008.  The remaining installments of $50,000 each were due on a quarterly basis beginning September 30, 2008. On October 23, 2008, the Partnership obtained a judgment for approximately $1,000,000 against the Local Operating General Partner of the Local Partnership as a result of the unpaid September 30, 2008 installment. The Partnership is taking action to collect the judgment. The Partnership had no investment in the Blue Lake Local Partnership at December 31, 2009 and 2008. Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns.

GrinnellPark and North Liberty

Subsequent to December 31, 2009 the Partnership sold its limited partnership interests in two Local Partnerships, Grinnell Park Apartments and North Liberty Park, LP Apartments (“Grinnell Park” and “North Liberty”, respectively) for a total purchase price of $16,000. The Partnership’s investment balance in both Grinnell Park and North Liberty was zero at December 31, 2008 and December 31, 2009.

Investee Data

The Partnership’s value of its investments and its equity in the income/losses and distributions from the Local Partnerships are, for certain Local Partnerships, individually not material to the overall financial position of the Partnership. The financial information from the unaudited combined financial statements of such Local Partnerships at December 31, 2009  and 2008 and for each of the two years in the period then ended is presented below. The Partnership’s value of its investment in Tyrone Elderly Limited Partnership (the “Material Investee”) is material to its financial position and the amounts included below for this specific Local Partnership are included on an audited basis (2009 and 2008 amounts exclude the operations of Grinnell Park and North Liberty for which the Partnership sold its interests in January 2010 and Summit I, II, and III and Glenark Landing, for which no information is available):

CONDENSED BALANCE SHEETS

OF THE LOCAL PARTNERSHIPS

(in thousands)

	At December 31,

2009
		2009	2009	2008	2008	2008

Material

Material

Assets:
Investee
		Unaudited	Total
Investee
					Unaudited	Total
Land	$ 211	$ 1,381	$ 1,592	$ 211	$ 1,381	$ 1,592
Buildings and
improvements	5,642	23,015	28,657	5,605	22,874	28,479
Accumulated depreciation	(3,094)	(12,998)	(16,092)	(2,854)	(12,365)	(15,219)
	2,759	11,398	14,157	2,962	11,890	14,852
Other assets	379	1,966	2,345	324	1,735	2,059
Total Assets	$ 3,138	$ 13,364	$16,502	$ 3,286	$ 13,625	$ 16,911

Liabilities and Partner's Equity
(Deficit):
Liabilities:
Mortgages notes
payable	$ 2,457	$ 9,590	$12,047	$ 2,565	$ 9,955	$ 12,520
Other liabilities	195	14,681	14,876	150	14,171	14,321
	2,652	24,271	26,923	2,715	24,126	26,841
Partner's equity
(deficit)	486	(10,907)	(10,421)	571	(10,501)	(9,930)
Total Liabilities and Partner's
Equity
(Deficit)	$ 3,138	$ 13,364	$16,502	$ 3,286	$ 13,625	$ 16,911

CONDENSED RESULTS OF OPERATIONS

OF THE LOCAL PARTNERSHIPS

(in thousands)

	Years Ended December 31,
	2009			2008
	Material	2009	2009	Material	2008	2008

Investee

		Unaudited
Total

Investee

Unaudited

Total

Revenues:
Rental and other income	$ 827	$ 3,709	$ 4,536	$ 845	$ 3,530	$ 4,375
Expenses:
Operating	477	2,206	2,683	507	2,253	2,760
Interest	179	1,395	1,574	185	1,381	1,566
Depreciation and amortization	240	738	978	243	717	960
Total expenses	896	4,339	5,235	935	4,351	5,286
Loss from continuing operations	$ (69)	$ (630)	$ (699)	$ (90)	$ (821)	$ (911)

Note 4 - Transactions with Affiliated Parties

Under the terms of the Amended and Restated Agreement of the Limited Partnership, the Partnership is obligated to the General Partner for the following fees:

(a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) as of the beginning of the year is payable to the General Partner. For each of the years ended December 31, 2009 and 2008, approximately $187,000 has been expensed.  At December 31, 2009 and 2008, approximately $920,000 and $733,000, respectively, is owed to the General Partner and is included in due to affiliates.

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

(c) The Partnership reimburses NAPICO for certain expenses.  The reimbursement to NAPICO was approximately $62,000 and $67,000 for the years ended December 31, 2009 and 2008, respectively, and is included in general and administrative expenses. At December 31, 2009 and 2008, approximately $134,000 and $72,000, respectively, is owed to NAPICO and is included in due to affiliates.

As of December 31, 2009, the fees and advances due the General Partner exceeded the Partnership’s cash. The Partnership Agreement provides that the fees and advances due to the General Partner may only be paid from the Partnership’s available cash, however, the Partnership still remains liable for all such amounts.

NTC, or another affiliate of the General Partner, is the Local Operating General Partner in six of the Partnership's twelve Local Partnerships.  In addition, NTC is either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner managed one property owned by a Local Partnership during each of the years ended December 31, 2009 and 2008.  The Local Partnership pays the affiliate property management fees in the amount of 5 percent of their gross rental revenues.  The amounts paid were approximately $39,000 and $38,000 for the years ended December 31, 2009 and 2008, respectively.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. Accordingly during the year ended December 31, 2009, an affiliate of the General Partner advanced the Partnership approximately $20,000 to fund partnership operating expenses. During the year ended December 31, 2008 an affiliate of the General Partner advanced the Partnership approximately $3,000 to fund an advance to one Local Partnership. The advances bear interest at prime plus 2% (5.25% at December 31, 2009). Interest expense was approximately $1,000 and less than $1,000 for the years ended December 31, 2009 and 2008, respectively, which is included in general and administrative expenses. At December 31, 2009 and 2008 approximately $24,000 and $3,000, respectively, of advances and accrued interest remain unpaid and are included in due to affiliates on the accompanying balance sheets. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2009, the Partnership received an additional advance of approximately $35,000 to fund Partnership operating expenses.

AIMCO and its affiliates owned 437 limited partnership interests in the Partnership representing 1.84% of the outstanding interests at December 31, 2009. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

A reconciliation follows:(in thousands, except per limited partnership interest):

	Years Ended December 31,
	2009	2008

Net loss per financial statements	$ (545)	$ (328)
Partnership fees	187	187
Other	(359)	8
Partnership's share of limited local
partnership	(302)	(787)
Loss per tax return	$ (1,019)	$ (920)
Taxable loss per limited
partnership interest	$ (42.90)	$ (38.70)

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net liabilities (in thousands):

	Years Ended December 31,
	2009	2008

Net liabilities as reported	$ (786)	$ (241)
Add (deduct):
Intangible (net)	3,040	3,355
Deferred offering costs	7,745	7,745
Investment in Partnerships	(16,636)	(16,305)
Other	1,700	1,527
Net liabilities – Federal tax basis	$ (4,937)	$ (3,919)

Note 6 - Contingencies

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

Note 7 - Real Estate and Accumulated Depreciation of Local Partnerships in which NTCP Has Invested as of December 31, 2009

		Gross Amount At Which Carried
		at December 31, 2009 (1)
		(in thousands)

			Buildings
			And
			Related
	Mortgage		Personal		Accumulated
Description	Notes	Land	Property	Total	Depreciation

Appletree Apts.	$ 850	$ 74	$ 1,300	$ 1,374	$ 697
Glenark Apts. (A)	--	--	--	--	--
Grand Meadows Apts.	1,639	112	3,597	3,709	1,920
Kimberly Court Apts.	1,411	234	1,907	2,141	978
Rolling Hills Apts.	2,806	800	12,418	13,218	6,692
Summit I Apts. (A)	--	--	--	--	--
Summit II Apts. (A)	--	--	--	--	--
Summit III Apts. (A)	--	--	--	--	--
Torres de Plata I	2,884	161	3,793	3,954	2,711
Tyrone Elderly (B)	2,457	211	5,642	5,853	3,094
	$12,047	$ 1,592	$28,657	$30,249	$16,092

(A) Information is not available for this entity.

(B) Material Investee.

(1) All amounts are unaudited except for those amounts relative to the Material Investee – see Note 3.

Reconciliation of real estate(all amounts are unaudited except for those amounts relative to the Material Investee – see Note 3)(in thousands)

	Years Ended December 31,
	2009			2008
	Material	2009	2009	Material	2008	2008
	Investee	Unaudited	Total	Investee	Unaudited	Total
Balance at beginning of year	$ 5,816	$24,255	$30,071	$ 5,750	$24,132	$29,882
Improvements during the year	37	141	178	66	123	189
Balance at end of year	$ 5,853	$24,396	$30,249	$ 5,816	$24,255	$30,071

Reconciliation of accumulated depreciation(all amounts are unaudited except for those amounts relative to the Material Investee – see Note 3)(in thousands)

	Years Ended December 31,
	2009			2008
	Material	2009	2009	Material	2008	2008
	Investee	Unaudited	Total	Investee	Unaudited	Total
Balance at beginning of year	$ 2,854	$12,365	$15,219	$ 2,612	$11,655	$14,267
Depreciation expense for the
year	240	633	873	242	710	952
Balance at end of year	$ 3,094	$12,998	$16,092	$ 2,854	$12,365	$15,219

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2009, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position
John Bezzant	47	Director and Senior Vice President
Ernest M. Freedman	39	Director, Executive Vice President and Chief Financial Officer
Lisa R. Cohn	41	Executive Vice President, General Counsel and Secretary
Paul Beldin	36	Senior Vice President and Chief Accounting
		Officer
Steven D. Cordes	38	Senior Vice President
Stephen B. Waters	48	Senior Director of Partnership Accounting

John Bezzant was appointed as a Director of the General Partner effective December 16, 2009.  Mr. Bezzant has been a Senior Vice President of the General Partner and AIMCO since joining AIMCO in June 2006.   Prior to joining AIMCO, from 2005 to June 2006, Mr. Bezzant was a First Vice President at Prologis, a Denver, Colorado-based real estate investment trust, and from 1986 to 2005, Mr. Bezzant served as Vice President, Asset Management at Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

Ernest M. Freedman was appointed Director, Executive Vice President and Chief Financial Officer of the General Partner and Executive Vice President and Chief Financial Officer of AIMCO in November 2009.  Mr. Freedman joined AIMCO in 2007 as Senior Vice President of Financial Planning and Analysis and has served as Senior Vice President of Finance since February 2009, responsible for financial planning, tax, accounting and related areas.  Prior to joining AIMCO, from 2004 to 2007, Mr. Freedman served as chief financial officer of HEI Hotels and Resorts. Mr. Freedman brings particular expertise to the Board in the areas of finance and accounting.

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

Paul Beldin joined AIMCO in May 2008 and has served as Senior Vice President and Chief Accounting Officer of AIMCO and the General Partner since that time.  Prior to joining AIMCO, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

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

Stephen B. Waters was appointed Senior Director of Partnership Accounting of AIMCO and the General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the General Partner. Mr. Waters joined AIMCO as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the General Partner and AIMCO in April 2004.  Prior to joining AIMCO, Mr. Waters was a senior manager at Ernst & Young LLP.

The Registrant is not aware of the involvement in any legal proceedings with respect to the directors and executive officers listed in this Item 10.

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

Item 11.    Executive Compensation.

None of the directors and officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2009.

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

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Under the terms of the Amended and Restated Agreement of the Limited Partnership, the Partnership is obligated to the General Partner for the following fees:

(a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) as of the beginning of the year is payable to the General Partner. For each of the years ended December 31, 2009 and 2008, approximately $187,000 has been expensed.  At December 31, 2009 and 2008, approximately $920,000 and $733,000, respectively, is owed to the General Partner and is included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”.

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

(c) The Partnership reimburses NAPICO for certain expenses.  The reimbursement to NAPICO was approximately $62,000 and $67,000 for the years ended December 31, 2009 and 2008, respectively, and is included in general and administrative expenses. At December 31, 2009 and 2008, approximately $134,000 and $72,000, respectively, is owed to NAPICO and is included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”.

As of December 31, 2009, the fees and advances due the General Partner exceeded the Partnership’s cash. The Partnership Agreement provides that the fees and advances due to the General Partner may only be paid from the Partnership’s available cash, however, the Partnership still remains liable for all such amounts.

NTC, or another affiliate of the General Partner, is the Local Operating General Partner in six of the Partnership's twelve Local Partnerships.  In addition, NTC is either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner managed one property owned by a Local Partnership during each of the years ended December 31, 2009 and 2008.  The Local Partnership pays the affiliate property management fees in the amount of 5 percent of their gross rental revenues.  The amounts paid were approximately $39,000 and $38,000 for the years ended December 31, 2009 and 2008, respectively.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. Accordingly during the year ended December 31, 2009, an affiliate of the General Partner advanced the Partnership approximately $20,000 to fund partnership operating expenses. During the year ended December 31, 2008 an affiliate of the General Partner advanced the Partnership approximately $3,000 to fund an advance to one Local Partnership. The advances bear interest at prime plus 2% (5.25% at December 31, 2009). Interest expense was approximately $1,000 and less than $1,000 for the years ended December 31, 2009 and 2008, respectively, which was included in general and administrative expenses. At December 31, 2009 and 2008 approximately $24,000 and $3,000, respectively, of advances and accrued interest remain unpaid and are included in due to affiliates on the accompanying balance sheets included in “Item 8 - Financial Statements and Supplementary Data”. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2009, the Partnership received an additional advance of approximately $35,000 to fund Partnership operating expenses.

AIMCO and its affiliates owned 437 limited partnership interests in the Partnership representing 1.84% of the outstanding interests at December 31, 2009. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Neither of the General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 14.    Principal Accounting Fees and Services.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2010.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2009 and 2008 are described below.

Audit Fees.  Fees for audit services totaled approximately $36,000 and $40,000 for the years 2009 and 2008, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $21,000 for each of the years 2009 and 2008.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)            The following financial statements are included in Item 8:

Report of Independent Registered Public Accounting Firm

Balance Sheets – December 31, 2009 and 2008

     Statements of Operations - Years ended December 31, 2009 and 2008

Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2009 and 2008

     Statements of Cash Flows - Years ended December 31, 2009 and 2008

Notes to Financial Statements

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)            Exhibits:

See Exhibit Index

The agreement included as an exhibit to this Form 10-K contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•         should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•         have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•         may apply standards of materiality in a way that is different from what may be viewed as material to an investor; and

•         were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Registrant acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K not misleading. Additional information about the Registrant may be found elsewhere in this Form 10-K and the Registrant’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL TAX CREDIT PARTNERS L.P.
(a California limited partnership)

By: National Partnership Investments Corp.
General Partner

Date: March 31, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: March 31, 2010	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Senior Vice	Date: March 31, 2010
John Bezzant	President

/s/Ernest M. Freedman	Director and Executive Vice	Date: March 31, 2010
Ernest M. Freedman	President

/s/Steven D. Cordes	Senior Vice President	Date: March 31, 2010
Steven D. Cordes

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 31, 2010
Stephen B. Waters	Accounting

NATIONAL TAX CREDIT PARTNERS, L.P.

EXHIBIT INDEX

Exhibit     Description of Exhibit

3          Partnership Agreement (herein incorporated by reference to the Partnership's Form S-11 Registration No. 33-27658).

10.1       Contract for Purchase and Sale of Partnership Interests, dated November 17, 2009, by and between National Tax Credit, Inc., a California corporation, National Tax Credit Partners, L.P., a California limited partnership, and Oswald Investments, L.C., an Iowa limited liability company, or its assign and Ted Oswald, individually or his assigns, incorporated by reference to the Current Report on Form 8-K dated November 17, 2009.

10.2       Contract for Purchase and Sale of Partnership Interests, dated November 17, 2009, by and between National Tax Credit, Inc., a California corporation, National Tax Credit Partners, L.P., a California limited partnership, and Oswald Investments, L.C., an Iowa limited liability company, or its assign and Ted Oswald, individually or his assigns, incorporated by reference to the Current Report on Form 8-K, dated November 17, 2009.

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