Form 10-Q
period 2010-03-31
NATIONAL TAX CREDIT PARTNERS L P
filed 2010-05-14
CIK 847415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

NATIONAL TAX CREDIT PARTNERS, L.P.
BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets

Investments in and advances to Local Partnerships
(Note 3)	$ 229	$ 368
Cash and cash equivalents	--	1
Total assets	$ 229	$ 369

Liabilities and Partners' Deficit

Liabilities:
Accounts payable and accrued expenses	$ 44	$ 77
Due to affiliates (Note 4)	1,175	1,078
	1,219	1,155
Contingencies (Note 6)

Partners' deficit:
General partner	(528)	(526)
Limited partners	(462)	(260)
	(990)	(786)
Total liabilities and partners' deficit	$ 229	$ 369

Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF OPERATIONS

(Unaudited)
(in thousands, except per interest data)

	Three Months Ended
	March 31,
	2010	2009

Revenues	$ --	$ --

Operating expenses:
Management fees - partners (Note 4)	47	47
General and administrative (Note 4)	17	23
Legal and accounting	17	16
Total operating expenses	81	86

Loss from Partnership operations	(81)	(86)
Gain from sales of Limited Partnership Interest in
Local Partnerships (Note 3)	16	--
Advances to Local Partnerships charged to expense
(Note 3)	--	(2)
Impairment loss (Notes 2 and 3)	(120)	--
Equity in loss of Local Partnerships and
amortization of acquisition costs (Note 3)	(19)	(24)

Net loss	$ (204)	$ (112)

Net loss allocated to general partner (1%)	$ (2)	$ (1)
Net loss allocated to limited partners (99%)	(202)	(111)
	$ (204)	$ (112)

Net loss per limited partnership interest (Note 2)	$ (8.52)	$ (4.68)

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)
(in thousands, except interest data)

	General	Limited
	Partner	Partners	Total

Partnership interests (A)		23,707

Partners' deficit,
December 31, 2009	$ (526)	$ (260)	$ (786)

Net loss for the three months
ended March 31, 2010	(2)	(202)	(204)

Partners' deficit,
March 31, 2010	$ (528)	$ (462)	$ (990)

(A)   Consists of 23,707 partnership interests at March 31, 2010 and December 31, 2009.

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$ (204)	$ (112)
Adjustments to reconcile net loss to net cash
used in operating activities:
Equity in loss of Local Partnerships and
amortizationof acquisition costs	19	24
Impairment loss	120	--
Advances to Local Partnerships charged to expense	--	2
Gain from sales of Limited Partnership Interest
in Local Partnerships	(16)	--
Changes in accounts:
Accounts payable and accrued expenses	(33)	5
Due to affiliates	63	63
Net cash used in operating activities	(51)	(18)

Cash flows from investing activities:
Proceeds from sales of Limited Partnership Interest
in Local Partnerships	16	--
Advances to Local Partnerships	--	(2)
Net cash provided by(used in)investing
activities	16	(2)

Cash flows provided by financing activities
Advances from affiliates	34	20

Net decrease in cash and cash equivalents	(1)	--
Cash and cash equivalents, beginning of period	1	--

Cash and cash equivalents, end of period	$ --	$ --

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Partnership (as defined below) will continue as a going concern. The Partnership continues to generate recurring operating losses and liabilities exceed available cash at March 31, 2010.  The Partnership may seek operating advances from the General Partner (as defined below) of the Partnership or its affiliates.  However, the General Partner or its affiliates are not obligated to fund such advances.

As a result of the above, there is substantial doubt about the Partnership’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements.  Accordingly, the unaudited financial statements included herein should be reviewed in conjunction with the audited financial statements and related notes thereto contained in the National Tax Credit Partners, L.P. (the "Partnership" or "Registrant") Annual Report for the fiscal year ended December 31, 2009.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end.  The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring items) necessary to present fairly the financial position as of March 31, 2010, and the results of operations and changes in cash flows for the three months ended March 31, 2010 and 2009, respectively.

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

Certain reclassifications have been made to the 2009 balances to conform to the 2010 presentation.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. The Partnership recognized an impairment loss of $120,000 during the three months ended March 31, 2010 (see Note 3). No adjustments for impairment of value were recorded during the three months ended March 31, 2009.

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

Net Loss Per Limited Partnership Interest

Net loss per Limited Partnership Interest was computed by dividing the limited partners’ share of net loss by the number of Limited Partnership Interests outstanding at the beginning of the year. The number of Limited Partnership Interests used was 23,707 and 23,740 for the three months ended March 31, 2010 and 2009, respectively.

Recent Accounting Pronouncements

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, or ASU 2009-17, which is effective for fiscal years beginning after November 15, 2009. ASU 2009-17, which modifies the guidance in FASB Accounting Standards Codification, or FASB ASC, Topic 810, “Consolidation”, introduces a more qualitative approach to evaluating VIEs for consolidation and requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, ASU 2009-17 requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed, requires continuous reassessment of primary beneficiary status rather than periodic, event-driven assessments as previously required, and incorporates expanded disclosure requirements. The Partnership adopted ASU 2009-17 effective January 1, 2010. The adoption of ASU 2009-17 did not have a significant effect on the Partnership’s financial statements.

Variable Interest Entities

The Partnership consolidates any variable interest entities in which the Partnership holds a variable interest and is the primary beneficiary. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The primary beneficiary of a VIE is generally the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

In determining whether it is the primary beneficiary of a VIE, the Partnership considers qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of the Partnership’s investment; the obligation or likelihood for the Partnership or other investors to provide financial support; and the similarity with and significance to the business activities of the Partnership and the other investors.  Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

In connection with the adoption of ASU 2009-17 the Partnership performed a reassessment of the Local Partnerships to determine which Local Partnerships would be deemed variable interest entities. As a result of this reassessment the Partnership determined that it holds variable interests in ten VIEs at March 31, 2010, for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

•         the general partners are authorized to borrow funds on behalf of the Local Partnerships; and

•         the Partnership, as a limited partner in each of the Local Partnerships, does not have the ability to direct or otherwise significantly influence the activities of the Local Partnerships that most significantly impact such entities’ economic performance.

The ten VIEs consist of Local Partnerships that are directly engaged in the ownership and management of ten apartment properties with a total of 634 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $229,000 and $368,000 at March 31, 2010 and December 31, 2009, respectively. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 3 - INVESTMENTS IN AND ADVANCES TO LOCAL PARTNERSHIPS

At March 31, 2010 and December 31, 2009, the Partnership holds limited partnership interests in ten and twelve Local Partnerships, respectively, located in five and six states, respectively, and Puerto Rico. The Local Partnerships own residential projects consisting of 634 and 682 apartment units, respectively. The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. There were no distributions received during the three months ended March 31, 2010 and 2009.

At times, advances are made to Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the three months ended March 31, 2009, the Partnership advanced a total of approximately $2,000 to one Local Partnership, Summitt II, to cover operating expenses of the Local Partnership. There were no advances from the Partnership during the three months ended March 31, 2010. While not obligated to make any advances to any of the Local Partnerships, the Partnership made this advance in order to protect its economic investment in the Local Partnership. The advance was recognized as expense on the accompanying statements of operations. No advances were repaid by Local Partnerships during the three months ended March 31, 2010 and 2009.

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

As of March 31, 2010 and December 31, 2009, the investment balance in nine of the ten and eleven of the twelve Local Partnerships, respectively, had been reduced to zero.

The following is a summary of the investments in Local Partnerships for the three months ended March 31, 2010 (in thousands):

Investment balance, beginning of period	$ 368
Equity in losses of Local Partnership	(17)
Amortization of acquisition costs	(2)
Impairment loss	(120)
Investment balance, end of period	$ 229

The following are estimated unaudited condensed combined statements of operations for the three months ended March 31, 2010 and 2009 for the Local Partnerships in which the Partnership has investments (2010 and 2009 amounts exclude the operations of Grinnell Park and North Liberty for which the Partnership sold its interests in January 2010 and Summit I, II and III and Glenark Landing, for which no information is available)(in thousands):

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Rental and other income	$ 1,134	$ 1,094

Expenses:
Depreciation and amortization	244	240
Interest	394	392
Operating	671	690
Total expenses	1,309	1,322
Loss from continuing operations	$ (175)	$ (228)

Blue Lake

In 2003, the property owned by Blue Lake was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership filed an action against the Local Operating General Partner of the Local Partnership in 2003. Trial was scheduled for May 2008, however, the matter was settled prior to the trial date.  The terms of the settlement agreement include a payment of $300,000 to be paid in quarterly installments. The first installment of $100,000 was received in July 2008 and was recognized as other income during the year ended December 31, 2008.  The remaining installments of $50,000 each were due on a quarterly basis beginning September 30, 2008. On October 23, 2008, the Partnership obtained a judgment for approximately $1,000,000 against the Local Operating General Partner of the Local Partnership as a result of the unpaid September 30, 2008 installment. The Partnership is taking action to collect the judgment. The Partnership had no investment in the Blue Lake Local Partnership at March 31, 2010 and December 31, 2009. Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns.

Grinnell Park and North Liberty

On January 22, 2010 the Partnership sold its limited partnership interests in two Local Partnerships, Grinnell Park Apartments and North Liberty Park, LP Apartments (“Grinnell Park” and “North Liberty”, respectively) for a total sales price of $16,000, which was recognized as gain from sales of Limited Partnership interests in Local Partnerships during the three months ended March 31, 2010. The Partnership’s investment balance in both Grinnell Park and North Liberty was zero at March 31, 2010 and December 31, 2009.

Tyrone Elderly

Subsequent to March 31, 2010, a Local Partnership, Tyrone Elderly Limited Partnership (“Tyrone Elderly”), entered into a sale contract to sell its investment property to a third party for a purchase price of $300,000 plus the balance of the mortgage loans and related accrued interest encumbering the property, with the mortgage loans being assumed by the buyer. The closing is expected to be completed during the third quarter of 2010. The Partnership determined that the carrying amount of its limited partnership investment in Tyrone Elderly exceeded the estimated proceeds the Partnership would expect to receive from the sale and recognized an impairment loss of $120,000 during the three months ended March 31, 2010. The Partnership’s investment balance in Tyrone Elderly was approximately $229,000 and $368,000 at March 31, 2010 and December 31, 2009, respectively.

NOTE 4 – TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Amended and Restated Agreement of the Limited Partnership, the Partnership is obligated to the General Partner for the following fees:

(a)   An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) as of the beginning of the year is payable to the General Partner. For each of the three months ended March 31, 2010 and 2009, approximately $47,000 has been expensed. At March 31, 2010 and December 31, 2009, approximately $967,000 and $920,000, respectively, is owed to the General Partner and is included in due to affiliates.

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

(c)   The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $15,000 and $16,000 for the three months ended March 31, 2010 and 2009, respectively, and is included in general and administrative expenses.  At March 31, 2010 and December 31, 2009, approximately $149,000 and $134,000, respectively, is owed to NAPICO and is included in due to affiliates.

As of March 31, 2010, the fees and advances due to the General Partner exceeded the Partnership’s cash. The Partnership Agreement provides that the fees and advances due to the General Partner may only be paid from the Partnership’s available cash, however, the Partnership still remains liable for all such amounts.

NTC, or another affiliate of the General Partner, is the Local Operating General Partner in four of the Partnership's ten Local Partnerships.  In addition, NTC is either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner managed one property owned by a Local Partnership during each of the three months ended March 31, 2010 and 2009. The Local Partnership pays the affiliate property management fees in the amount of 5 percent of its gross rental revenues.  The amounts paid were approximately $9,000 and $10,000 for the three months ended March 31, 2010 and 2009, respectively.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. Accordingly during the three months ended March 31, 2010 and 2009, an affiliate of the General Partner advanced the Partnership approximately $34,000 and $20,000, respectively, to fund partnership operating expenses. The advances bear interest at prime plus 2% (5.25% at March 31, 2010) and incurred interest expense of approximately $1,000 and less than $1,000 for the three months ended March 31, 2010 and 2009, respectively, which is included in general and administrative expenses. At March 31, 2010 and December 31, 2009 approximately $59,000 and $24,000, respectively, of advances and accrued interest remain unpaid and are included in due to affiliates on the accompanying balance sheets. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2010, the Partnership received an additional advance of approximately $29,000 to fund Partnership operating expenses.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  At March 31, 2010, the Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

NOTE 6 – CONTINGENCIES

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of

Operations.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest;  national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and its investment in Local Partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets;  litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Local Partnerships in which the Partnership has invested. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

As of March 31, 2010 and December 31, 2009, the Partnership had cash and cash equivalents of less than $1,000 and approximately $1,000, respectively. The decrease in cash and cash equivalents of approximately $1,000 is due to approximately $51,000 of cash used in operating activities, partially offset by approximately $34,000 and $16,000 of cash provided by financing and investing activities, respectively. Cash provided by financing activities consisted of advances received from affiliates. Cash provided by investing activities consisted of proceeds from the sales of limited partnership interests in Local Partnerships.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. Accordingly during the three months ended March 31, 2010 and 2009, an affiliate of the General Partner advanced the Partnership approximately $34,000 and $20,000, respectively, to fund partnership operating expenses. The advances bear interest at prime plus 2% (5.25% at March 31, 2010) and incurred interest expense of approximately $1,000 and less than $1,000 for the three months ended March 31, 2010 and 2009, respectively, which is included in general and administrative expenses. At March 31, 2010 and December 31, 2009 approximately $59,000 and $24,000, respectively, of advances and accrued interest remain unpaid and are included in due to affiliates on the balance sheets. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2010, the Partnership received an additional advance of approximately $29,000 to fund Partnership operating expenses.

As a result of the above, there is substantial doubt about the Partnership’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income. There were no distributions received during the three months ended March 31, 2010 and 2009.

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

Results of Operations

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to providing additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balances until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the statements of operations. There were no distributions received during the three months ended March 31, 2010 and 2009. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  During the three months ended March 31, 2010 and 2009, the Partnership recognized equity in loss and amortization of acquisition costs of approximately $19,000 and $24,000, respectively, from one Local Partnership, Tyrone Elderly Limited Partnership (“Tyrone Elderly”).

At times, advances are made to Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the three months ended March 31, 2009, the Partnership advanced a total of approximately $2,000 to one Local Partnership, Summitt II, to cover operating expenses of the Local Partnership. There were no advances from the Partnership during the three months ended March 31, 2010. While not obligated to make any advances to any of the Local Partnerships, the Partnership made this advance in order to protect its economic investment in the Local Partnership. The advance was recognized as expense on the accompanying statements of operations. No advances were repaid by Local Partnerships during the three months ended March 31, 2010 and 2009.

At March 31, 2010 and December 31, 2009, the investment balance in nine of the ten and eleven of the twelve Local Partnerships, respectively, had been reduced to zero.

The Partnership’s net loss for the three months ended March 31, 2010 was approximately $204,000 compared to approximately $112,000 for the three months ended March 31, 2009. The increase in net loss is due to the recognition of an impairment loss in 2010, partially offset by the recognition of a gain on sales of limited partnership interests in Local Partnerships in 2010 and decreases in equity in loss of Local Partnerships and amortization of acquisition costs, advances to Local Partnerships charged to expense and a decrease in operating expenses.

An annual management fee is payable to the General Partner and is calculated at 0.5 percent of the original invested assets of the remaining partnerships.  The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of the Partnership's affairs. Management fees were approximately $47,000 for both of the three months ended March 31, 2010 and 2009.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $17,000 and $16,000 for the three months ended March 31, 2010 and 2009, respectively. General and administrative expenses were approximately $17,000 and $23,000 for the three months ended March 31, 2010 and 2009, respectively. The decrease in general and administrative expenses is primarily due to decreases in costs associated with the Partnership’s quarterly communications with investors and the cost of services included in the management reimbursements paid to the General Partner as allowed under the Partnership Agreement.

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

Blue Lake

In 2003, the property owned by Blue Lake was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership filed an action against the Local Operating General Partner of the Local Partnership in 2003. Trial was scheduled for May 2008, however, the matter was settled prior to the trial date.  The terms of the settlement agreement include a payment of $300,000 to be paid in quarterly installments. The first installment of $100,000 was received in July 2008 and was recognized as other income during the year ended December 31, 2008.  The remaining installments of $50,000 each were due on a quarterly basis beginning September 30, 2008. On October 23, 2008, the Partnership obtained a judgment for approximately $1,000,000 against the Local Operating General Partner of the Local Partnership as a result of the unpaid September 30, 2008 installment. The Partnership is taking action to collect the judgment. The Partnership had no investment in the Blue Lake Local Partnership at March 31, 2010 and December 31, 2009. Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns.

Grinnell Park and North Liberty

On January 22, 2010 the Partnership sold its limited partnership interests in two Local Partnerships, Grinnell Park Apartments and North Liberty Park, LP Apartments (“Grinnell Park” and “North Liberty”, respectively) for a total sales price of $16,000, which was recognized as gain from sales of Limited Partnership interests in Local Partnerships during the three months ended March 31, 2010. The Partnership’s investment balance in both Grinnell Park and North Liberty was zero at March 31, 2010 and December 31, 2009.

Tyrone Elderly

Subsequent to March 31, 2010, a Local Partnership, Tyrone Elderly Limited Partnership (“Tyrone Elderly”), entered into a sale contract to sell its investment property to a third party for a purchase price of $300,000 plus the balance of the mortgage loans and related accrued interest encumbering the property, with the mortgage loans being assumed by the buyer. The closing is expected to be completed during the third quarter of 2010. The Partnership determined that the carrying amount of its limited partnership investment in Tyrone Elderly exceeded the estimated proceeds the Partnership would expect to receive from the sale and recognized an impairment loss of $120,000 during the three months ended March 31, 2010. The Partnership’s investment balance in Tyrone Elderly was approximately $229,000 and $368,000 at March 31, 2010 and December 31, 2009, respectively.

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

Other

AIMCO and its affiliates owned 437 limited partnership interests in the Partnership representing 1.84% of the outstanding interests at March 31, 2010. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Variable Interest Entities

The Partnership consolidates any variable interest entities in which the Partnership holds a variable interest and is the primary beneficiary. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The primary beneficiary of a VIE is generally the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

In determining whether it is the primary beneficiary of a VIE, the Partnership considers qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of the Partnership’s investment; the obligation or likelihood for the Partnership or other investors to provide financial support; and the similarity with and significance to the business activities of the Partnership and the other investors.  Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

In connection with the adoption of ASU 2009-17 the Partnership performed a reassessment of the Local Partnerships to determine which Local Partnerships would be deemed variable interest entities. As a result of this reassessment the Partnership determined that it holds variable interests in ten VIEs at March 31, 2010, for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

•         the general partners are authorized to borrow funds on behalf of the Local Partnerships; and

•         the Partnership, as a limited partner in each of the Local Partnerships, does not have the ability to direct or otherwise significantly influence the activities of the Local Partnerships that most significantly impact such entities’ economic performance.

The ten VIEs consist of Local Partnerships that are directly engaged in the ownership and management of ten apartment properties with a total of 634 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $229,000 and $368,000 at March 31, 2010 and December 31, 2009, respectively. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Registrant acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-Q not misleading. Additional information about the Registrant may be found elsewhere in this Form 10-Q and the Registrant’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL TAX CREDIT PARTNERS L.P.
(a California limited partnership)

By: National Partnership Investments Corp.
General Partner

Date: May 14, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 14, 2010	By: /s/Stephen B. Waters
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