Form 10-Q
period 2010-06-30
NATIONAL TAX CREDIT PARTNERS L P
filed 2010-08-13
CIK 847415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

NATIONAL TAX CREDIT PARTNERS, L.P.
BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets

Investments in and advances to Local Partnerships
(Note 3)	$ 213	$ 368
Cash and cash equivalents	60	1
Total assets	$ 273	$ 369

Liabilities and Partners' Deficit

Liabilities:
Accounts payable and accrued expenses	$ 29	$ 77
Accrued fees due to affiliates (Note 4)	1,177	1,054
Due to affiliate (Note 4)	89	24
	1,295	1,155
Contingencies (Note 6)

Partners' deficit:
General partner	(528)	(526)
Limited partners	(494)	(260)
	(1,022)	(786)
Total liabilities and partners' deficit	$ 273	$ 369

Note:  The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF OPERATIONS

 (Unaudited)

(in thousands, except per interest data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Other income	$ --	$ 5	$ --	$ 5

Operating expenses:
Management fees - partners (Note 4)	46	46	93	93
General and administrative (Note 4)	23	23	39	46
Interest expense (Note 4)	1	1	2	1
Legal and accounting	20	17	37	33
Total operating expenses	90	87	171	173

Loss from Partnership operations	(90)	(82)	(171)	(168)
Gain from sales of limited partnership
interests in Local Partnerships (Note 3)	--	--	16	--
Distributions from Local Partnerships
recognized as income (Note 3)	56	56	56	56
Recovery of advances to Local Partnerships
previously recognized as expense (Note 3)	3	--	3	--
Advances to Local Partnerships
charged to expense (Note 3)	--	(14)	--	(16)
Impairment loss (Notes 2 and 3)	--	--	(120)	--
Equity in loss of Local Partnerships
and amortization of acquisition
costs (Note 3)	(1)	(6)	(20)	(30)
Net loss	$ (32)	$ (46)	$ (236)	$ (158)

Net loss allocated to general
partner (1%)	$ --	$ (1)	$ (2)	$ (2)
Net loss allocated to limited
partners (99%)	(32)	(45)	(234)	(156)
	$ (32)	$ (46)	$ (236)	$ (158)
Net loss per limited partnership
interest (Note 2)	$ (1.35)	$ (1.89)	$ (9.87)	$ (6.57)

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

 (Unaudited)

(in thousands, except interest data)

	General	Limited
	Partner	Partners	Total

Partnership interests (A)		23,707

Partners' deficit,
December 31, 2009	$(526)	$ (260)	$ (786)

Net loss for the six months
ended June 30, 2010	(2)	(234)	(236)

Partners' deficit,
June 30, 2010	$(528)	$ (494)	$(1,022)

(A)    Consists of 23,707 partnership interests at June 30, 2010 and December 31, 2009.

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF CASH FLOWS

 (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$ (236)	$ (158)
Adjustments to reconcile net loss to net cash used in
operating activities:
Equity in loss of Local Partnerships and amortization
of acquisition costs	20	30
Distributions from Local Partnerships recognized as
a return on investment	15	--
Impairment loss	120	--
Advances to Local Partnerships charged to expense	--	16
Recovery of advances to Local Partnerships previously
recognized as expense	(3)	--
Gain from sales of limited partnership interests in
Local Partnerships	(16)	--
Changes in accounts:
Accounts payable and accrued expenses	(48)	(18)
Accrued fees due to affiliates	123	127
Due to affiliate	2	--
Net cash used in operating activities	(23)	(3)

Cash flows from investing activities:
Proceeds from sales of limited partnership interests in
Local Partnerships	16	--
Recovery of advances to Local Partnerships	3	--
Advances to Local Partnerships	--	(16)
Net cash provided by(used in) investing activities	19	(16)

Cash flows provided by financing activities:
Advances from affiliate	63	20

Net increase in cash and cash equivalents	59	1

Cash and cash equivalents, beginning of period	1	--

Cash and cash equivalents, end of period	$ 60	$ 1

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Partnership (as defined below) will continue as a going concern. The Partnership continues to generate recurring operating losses and liabilities exceed available cash at June 30, 2010.  The Partnership may seek operating advances from the General Partner (as defined below) of the Partnership or its affiliates.  However, the General Partner or its affiliates are not obligated to fund such advances.

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

In the opinion of the Partnership's management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring items) necessary to present fairly the financial position as of June 30, 2010, and the results of operations and changes in cash flows for the six months ended June 30, 2010 and 2009, respectively.

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

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss to the extent the carrying value exceeds the estimated fair value. The Partnership recognized an impairment loss of $120,000 during the six months ended June 30, 2010 (see Note 3). No adjustments for impairment of value were recorded during the six months ended June 30, 2009.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 23,707 and 23,740 for the three and six months ended June 30, 2010 and 2009, respectively.

Recent Accounting Pronouncement

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

In connection with the adoption of ASU 2009-17 the Partnership performed a reassessment of the Local Partnerships to determine which Local Partnerships would be deemed variable interest entities. As a result of this reassessment the Partnership determined that it holds variable interests in ten VIEs at June 30, 2010, for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

The ten VIEs at June 30, 2010 consist of Local Partnerships that are directly engaged in the ownership and management of ten apartment properties with a total of 634 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $213,000 and $368,000 at June 30, 2010 and December 31, 2009, respectively. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 3 - INVESTMENTS IN AND ADVANCES TO LOCAL PARTNERSHIPS

At June 30, 2010 and December 31, 2009, the Partnership holds limited partnership interests in ten and twelve Local Partnerships, respectively, located in five and six states, respectively, and Puerto Rico. The Local Partnerships own residential projects consisting of 634 and 682 apartment units, respectively. The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During each of the three and six months ended June 30, 2010 and 2009, the Partnership received distributions of approximately $56,000 from Local Partnerships in which it does not have an investment balance, which were recognized as income. During the three and six months ended June 30, 2010, the Partnership received a distribution of approximately $15,000 from one Local Partnership in which it does have an investment balance, which was recognized as a reduction of the Partnership’s investment balance.

At times, advances are made to Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the three and six months ended June 30, 2009, the Partnership advanced a total of approximately $14,000 and $16,000, respectively, to three Local Partnerships, Summitt I, II and III, to cover operating expenses of the Local Partnerships. There were no advances from the Partnership during the six months ended June 30, 2010. While not obligated to make any advances to any of the Local Partnerships, the Partnership made these advances in order to protect its economic investment in the Local Partnerships. The advances were recognized as expense on the accompanying statements of operations. During the three and six months ended June 30, 2010, the Partnership received repayment of an advance of approximately $3,000 from one Local Partnership, Tyrone Elderly. The repayment of advance was recognized as income on the accompanying statements of operations. No advances were repaid by Local Partnerships during the six months ended June 30, 2009.

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

As of June 30, 2010 and December 31, 2009, the investment balance in nine of the ten and eleven of the twelve Local Partnerships, respectively, had been reduced to zero.

The following is a summary of the investments in Local Partnerships for the six months ended June 30, 2010 (in thousands):

Investment balance, beginning of period	$ 368
Equity in losses of Local Partnership	(17)
Amortization of acquisition costs	(3)
Distribution recognized as a reduction of investment balance	(15)
Impairment loss	(120)
Investment balance, end of period	$ 213

The following are estimated unaudited condensed combined statements of operations for the three and six months ended June 30, 2010 and 2009 for the Local Partnerships in which the Partnership has investments (2010 and 2009 amounts exclude the operations of Grinnell Park and North Liberty for which the Partnership sold its interests in January 2010 and Summit I, II and III and Glenark Landing, for which no information is available)(in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Rental and other income	$ 1,118	$ 1,074	$ 2,252	$ 2,168

Expenses:
Depreciation and amortization	245	240	489	480
Interest	393	391	787	783
Operating	653	564	1,324	1,254
Total expenses	1,291	1,195	2,600	2,517
Loss from continuing operations	$ (173)	$ (121)	$ (348)	$ (349)

Blue Lake

In 2003, the property owned by Blue Lake was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership filed an action against the Local Operating General Partner of the Local Partnership in 2003. Trial was scheduled for May 2008, however, the matter was settled prior to the trial date.  The terms of the settlement agreement include a payment of $300,000 to be paid in quarterly installments. The first installment of $100,000 was received in July 2008 and was recognized as other income during the year ended December 31, 2008.  The remaining installments of $50,000 each were due on a quarterly basis beginning September 30, 2008. On October 23, 2008, the Partnership obtained a judgment for approximately $1,000,000 against the Local Operating General Partner of the Local Partnership as a result of the unpaid September 30, 2008 installment. The Partnership is taking action to collect the judgment. The Partnership had no investment in the Blue Lake Local Partnership at June 30, 2010 and December 31, 2009. Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns.

Grinnell Park and North Liberty

On January 22, 2010 the Partnership sold its limited partnership interests in two Local Partnerships, Grinnell Park Apartments and North Liberty Park, LP Apartments (“Grinnell Park” and “North Liberty”, respectively) for a total sales price of $16,000, which was recognized as gain from sales of limited partnership interests in Local Partnerships during the six months ended June 30, 2010. The Partnership’s investment balance in both Grinnell Park and North Liberty was zero at June 30, 2010 and December 31, 2009.

Tyrone Elderly

On April 12, 2010, a Local Partnership, Tyrone Elderly Limited Partnership (“Tyrone Elderly”), entered into a sale contract to sell its investment property to a third party for a purchase price of $300,000 plus the balance of the mortgage loans and related accrued interest encumbering the property, with the mortgage loans being assumed by the buyer. The closing is expected to be completed during the third quarter of 2010. The Partnership determined that the carrying amount of its limited partnership investment in Tyrone Elderly exceeded the estimated proceeds the Partnership would expect to receive from the sale and recognized an impairment loss of $120,000 during the six months ended June 30, 2010. The Partnership’s investment balance in Tyrone Elderly was approximately $213,000 and $368,000 at June 30, 2010 and December 31, 2009, respectively.

NOTE 4 – TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Amended and Restated Agreement of the Limited Partnership, the Partnership is obligated to the General Partner for the following fees:

(a)   An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) as of the beginning of the year is payable to the General Partner. For each of the six months ended June 30, 2010 and 2009, approximately $93,000 has been expensed. At June 30, 2010 and December 31, 2009, approximately $1,013,000 and $920,000, respectively, is owed to the General Partner and is included in accrued fees due to affiliates.

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

(c)   The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $30,000 and $34,000 for the six months ended June 30, 2010 and 2009, respectively, and is included in general and administrative expenses. At June 30, 2010 and December 31, 2009, approximately $164,000 and $134,000, respectively, is owed to NAPICO and is included in accrued fees due to affiliates.

As of June 30, 2010, the fees and advances due to the General Partner exceeded the Partnership’s cash. The Partnership Agreement provides that the fees and advances due to the General Partner may only be paid from the Partnership’s available cash, however, the Partnership still remains liable for all such amounts.

NTC, or another affiliate of the General Partner, is the Local Operating General Partner in four of the Partnership's ten Local Partnerships.  In addition, NTC is either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner managed one property owned by a Local Partnership during each of the six months ended June 30, 2010 and 2009. The Local Partnership pays the affiliate property management fees in the amount of 5 percent of its gross rental revenues.  The amounts paid were approximately $19,000 for each of the six months ended June 30, 2010 and 2009.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. Accordingly during the six months ended June 30, 2010 and 2009, an affiliate of the General Partner advanced the Partnership approximately $63,000 and $20,000, respectively, to fund partnership operating expenses. The advances bear interest at prime plus 2% (5.25% at June 30, 2010) and incurred interest expense of approximately $2,000 and $1,000 for the six months ended June 30, 2010 and 2009, respectively. At June 30, 2010 and December 31, 2009 approximately $89,000 and $24,000, respectively, of advances and accrued interest remain unpaid and are included in due to affiliates on the accompanying balance sheets. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At June 30, 2010, the Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

As of June 30, 2010 and December 31, 2009, the Partnership had cash and cash equivalents of approximately $60,000 and $1,000, respectively. The increase in cash and cash equivalents of approximately $59,000 is due to approximately $63,000 and $19,000 of cash provided by financing and investing activities, respectively, partially offset by approximately $23,000 of cash used in operating activities. Cash provided by financing activities consisted of advances received from affiliates. Cash provided by investing activities consisted of proceeds from the sales of limited partnership interests in Local Partnerships and recovery of an advance from one Local Partnership.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. Accordingly during the six months ended June 30, 2010 and 2009, an affiliate of the General Partner advanced the Partnership approximately $63,000 and $20,000, respectively, to fund partnership operating expenses. The advances bear interest at prime plus 2% (5.25% at June 30, 2010) and incurred interest expense of approximately $2,000 and $1,000 for the six months ended June 30, 2010 and 2009, respectively. At June 30, 2010 and December 31, 2009 approximately $89,000 and $24,000, respectively, of advances and accrued interest remain unpaid and are included in due to affiliates on the balance sheets. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

As a result of the above, there is substantial doubt about the Partnership’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income. During each of the three and six months ended June 30, 2010 and 2009, the Partnership received distributions of approximately $56,000 from Local Partnerships in which it does not have an investment balance, which were recognized as income. During the three and six months ended June 30, 2010, the Partnership received a distribution of approximately $15,000 from one Local Partnership in which it does have an investment balance, which was recognized as a reduction of the Partnership’s investment balance.

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

Results of Operations

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to providing additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balances until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the statements of operations. During each of the three and six months ended June 30, 2010 and 2009, the Partnership received distributions of approximately $56,000 from Local Partnerships in which it does not have an investment balance, which were recognized as income. During the three and six months ended June 30, 2010, the Partnership received a distribution of approximately $15,000 from one Local Partnership in which it does have an investment balance which was recognized as a reduction of the Partnership’s investment balance. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships. During the three and six months ended June 30, 2010 and 2009, respectively, the Partnership recognized equity in loss and amortization of acquisition costs of approximately $1,000 and $20,000, and approximately $6,000 and $30,000, respectively, from one Local Partnership, Tyrone Elderly Limited Partnership (“Tyrone Elderly”).

At times, advances are made to Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the three and six months ended June 30, 2009, the Partnership advanced a total of approximately $14,000 and $16,000, respectively, to three Local Partnerships, Summitt I, II and III, to cover operating expenses of the Local Partnerships. There were no advances from the Partnership during the six months ended June 30, 2010. While not obligated to make any advances to any of the Local Partnerships, the Partnership made these advances in order to protect its economic investment in the Local Partnerships. The advances were recognized as expense on the accompanying statements of operations. During the three and six months ended June 30, 2010, the Partnership received repayment of an advance of approximately $3,000 from one Local Partnership, Tyrone Elderly. The repayment of advance was recognized as income on the accompanying statements of operations. No advances were repaid by Local Partnerships during the six months ended June 30, 2009.

At June 30, 2010 and December 31, 2009, the investment balance in nine of the ten and eleven of the twelve Local Partnerships, respectively, had been reduced to zero.

The Partnership’s net loss for the three and six months ended June 30, 2010 was approximately $32,000 and $236,000, respectively, compared to approximately $46,000 and $158,000 for the three and six months ended June 30, 2009, respectively. The decrease in net loss for the three months ended June 30, 2010 is due to decreases in equity in loss of Local Partnerships and amortization of acquisition costs and advances to Local Partnerships charged to expense, and an increase in recovery of advances to Local Partnerships, partially offset by a decrease in total revenues and an increase in total operating expenses. The increase in net loss for the six months ended June 30, 2010 is due to a decrease in total revenues and the recognition of an impairment loss in 2010, partially offset by the recognition of a gain on sales of limited partnership interests in Local Partnerships in 2010 and decreases in equity in loss of Local Partnerships and amortization of acquisition costs, advances to Local Partnerships charged to expense and total operating expenses and an increase in recovery of advances to Local Partnerships.

An annual management fee is payable to the General Partner and is calculated at 0.5 percent of the original invested assets of the remaining partnerships.  The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of the Partnership's affairs. Management fees were approximately $46,000 and $93,000 for each of the three and six months ended June 30, 2010 and 2009, respectively.

Total revenues decreased for the three and six months ended June 30, 2010 due to other income recognized in 2009 resulting from a refund of legal fees related to a 2002 property sale.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership, interest expense and general and administrative expenses. For the three months ended June 30, 2010 and 2009, legal and accounting fees were approximately $20,000 and $17,000, respectively, interest expense was approximately $1,000 and $1,000, respectively, and general and administrative expenses were approximately $23,000 and $23,000, respectively. For the six months ended June 30, 2010 and 2009, legal and accounting fees were approximately $37,000 and $33,000, respectively, interest expense was approximately $2,000 and $1,000, respectively, and general and administrative expenses were approximately $39,000 and $46,000, respectively.  The increase in legal and accounting fees for both periods is primarily due to an increase in costs associated with the litigation involving Blue Lake (as discussed below). The decrease in general and administrative expenses for the six month period is primarily due to decreases in costs associated with the Partnership’s quarterly communications with investors and the cost of services included in the management reimbursements paid to the General Partner as allowed under the Partnership Agreement.

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

Blue Lake

In 2003, the property owned by Blue Lake was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership filed an action against the Local Operating General Partner of the Local Partnership in 2003. Trial was scheduled for May 2008, however, the matter was settled prior to the trial date.  The terms of the settlement agreement include a payment of $300,000 to be paid in quarterly installments. The first installment of $100,000 was received in July 2008 and was recognized as other income during the year ended December 31, 2008.  The remaining installments of $50,000 each were due on a quarterly basis beginning September 30, 2008. On October 23, 2008, the Partnership obtained a judgment for approximately $1,000,000 against the Local Operating General Partner of the Local Partnership as a result of the unpaid September 30, 2008 installment. The Partnership is taking action to collect the judgment. The Partnership had no investment in the Blue Lake Local Partnership at June 30, 2010 and December 31, 2009. Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns.

Grinnell Park and North Liberty

On January 22, 2010 the Partnership sold its limited partnership interests in two Local Partnerships, Grinnell Park Apartments and North Liberty Park, LP Apartments (“Grinnell Park” and “North Liberty”, respectively) for a total sales price of $16,000, which was recognized as gain from sales of limited partnership interests in Local Partnerships during the six months ended June 30, 2010. The Partnership’s investment balance in both Grinnell Park and North Liberty was zero at June 30, 2010 and December 31, 2009.

Tyrone Elderly

On April 12, 2010, a Local Partnership, Tyrone Elderly, entered into a sale contract to sell its investment property to a third party for a purchase price of $300,000 plus the balance of the mortgage loans and related accrued interest encumbering the property, with the mortgage loans being assumed by the buyer. The closing is expected to be completed during the third quarter of 2010. The Partnership determined that the carrying amount of its limited partnership investment in Tyrone Elderly exceeded the estimated proceeds the Partnership would expect to receive from the sale and recognized an impairment loss of $120,000 during the six months ended June 30, 2010. The Partnership’s investment balance in Tyrone Elderly was approximately $213,000 and $368,000 at June 30, 2010 and December 31, 2009, respectively.

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

Other

AIMCO and its affiliates owned 437 limited partnership interests in the Partnership representing 1.84% of the outstanding interests at June 30, 2010. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

In connection with the adoption of ASU 2009-17 the Partnership performed a reassessment of the Local Partnerships to determine which Local Partnerships would be deemed variable interest entities. As a result of this reassessment the Partnership determined that it holds variable interests in ten VIEs at June 30, 2010, for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

The ten VIEs at June 30, 2010 consist of Local Partnerships that are directly engaged in the ownership and management of ten apartment properties with a total of 634 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was approximately $213,000 and $368,000 at June 30, 2010 and December 31, 2009, respectively. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

NATIONAL TAX CREDIT PARTNERS L.P.
(a California limited partnership)

By: National Partnership Investments Corp.
General Partner

Date: August 13, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 13, 2010	By: /s/Stephen B. Waters
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