Form 10-K
period 2010-12-31
NATIONAL TAX CREDIT PARTNERS L P
filed 2011-03-31
CIK 847415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond the Partnership’s control, including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest;  national and local economic conditions, including the pace of job growth and the level of unemployment; the terms of governmental regulations that affect the Partnership and its investment in Local Partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets;  litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Local Partnerships in which the Partnership has invested. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

Item 2.    Properties.

The following is a schedule of the occupancy status as of December 31, 2010 and 2009, of the Apartment Complexes owned by Local Partnerships in which NTCP is a limited partner.

                    SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS

                            IN WHICH NTCP HAS AN INVESTMENT

                                   DECEMBER 31, 2010

		Units
		Authorized For	Percentage of	Percentage of

		Rental	Total Units	Total Units
	No. of	Assistance Under	Occupied	Occupied

Name and Location

	Units	Section 8 (A)	2010	2009

Apple Tree
Brigham City, UT	24	--	91%	93%

Glenark
Woonsocket, RI	67	--	100%	98%

Grand Meadows
Grand Blanc, MI	64	--	98%	89%

Kimberly Court
Seward, AK	24	--	93%	82%

Rolling Hills
Santoga, PA	232	232	98%	99%

Summit I – Wallace
Philadelphia, PA	17	--	(B)	99%

Summit II – Bergdoll
Philadelphia, PA	9	--	(B)	90%

Summit III – Chandler
Philadelphia, PA	25	--	(B)	97%

Torres de Plata I
Toa Alta, PR	72	72	100%	100%

TOTAL	534	304

(A)           Section 8 of Title II of the Housing and Community Development Act of 1974.

(B)           Information is not available.

Ownership Percentages

The following table details the Partnership ownership percentages of the Local Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Partnerships as of December 31, 2010.

		Original
		Cost of
	NTCP Percentage	Ownership	Mortgage
Partnership Name	Interest	Interest	Notes
		(in thousands)
Apple Tree Apartments	99%	$ 224	$ 844
Glenark Associates, LP	5%	3,200	(A)
Grand Meadows II LDHA LP	98.90%	1,585	1,596
Seward Associates	99%	323	1,401
Rolling Hills Apartments, Ltd.	99%	185	2,488
Art Museum – Wallace	99%	1,550	(A)
Art Museum – Bergdoll	99%	603	(A)
Art Museum - Chandler	99%	1,985	(A)
Torres de Plata	99%	620	2,864
Total – December 31, 2010		$10,275	$ 9,193

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

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by PaineWebber Incorporated.  It is not anticipated that any active public market will develop for the purchase and sale of any Limited Partnership Interest, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership.  Limited Partnership Interests may not be transferred but can be assigned only if certain requirements in the Partnership Agreement are satisfied.  At December 31, 2010, there were 3,057 registered holders of 23,646 Limited Partnership Interests in NTCP. The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Partnerships and then such distributions, if any, may be limited. Distributions have not been made from the inception of the Partnership to December 31, 2010.

AIMCO and its affiliates owned 437 limited partnership interests in the Partnership representing 1.85% of the outstanding interests at December 31, 2010. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

As of December 31, 2010 and 2009, the Partnership had cash and cash equivalents of approximately $135,000 and $1,000, respectively. The increase in cash and cash equivalents of approximately $134,000 is due to approximately $266,000 of cash provided by investing activities, partially offset by approximately $109,000 and $23,000 of cash used in operating and financing activities, respectively. Cash provided by investing activities consisted of a distribution received from the sale of a Local Partnership’s investment property, proceeds from the sales of limited partnership interests in Local Partnerships and recovery of an advance from one Local Partnership. Cash used in financing activities consisted of repayments of advances received from affiliates, partially offset by advances received from affiliates.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. Accordingly during the years ended December 31, 2010 and 2009, an affiliate of the General Partner advanced the Partnership approximately $63,000 and $20,000, respectively, to fund partnership operating expenses. The advances bore interest at prime plus 2% and incurred interest expense of approximately $3,000 and $1,000 for the years ended December 31, 2010 and 2009, respectively. During the year ended December 31, 2010 the Partnership repaid all outstanding advances and associated accrued interest of approximately $90,000 from a distribution received from the sale of the investment property owned by a Local Partnership, Tyrone Elderly Limited Partnership (“Tyrone Elderly”). There were no repayments made during the year ended December 31, 2009. At December 31, 2009, approximately $24,000 of advances and associated accrued interest were unpaid and were included in due to affiliates on the balance sheets. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income. During the years ended December 31, 2010 and 2009, the Partnership received operating distributions of approximately $57,000 and $58,000, respectively, from Local Partnerships in which it does not have an investment balance, which were recognized as income. During the years ended December 31, 2010 and 2009, the Partnership received operating distributions of approximately $15,000 and $17,000, respectively, from one Local Partnership in which it did have an investment balance, which were recognized as a reduction of the Partnership’s investment balance. The Partnership also received distributions of approximately $247,000 from the same Local Partnership during the year ended December 31, 2010, from the sale of the Local Partnership’s investment property in August 2010.

On August 25, 2010, a Local Partnership, Tyrone Elderly, sold its investment property to a third party for a total sales price of approximately $2,800,000. The mortgage was assumed by the buyer. The Partnership received distributions of approximately $247,000 from the sale proceeds, of which approximately $201,000 was recognized as a reduction of investment balance and approximately $46,000 was recognized as income. Prior to the sale, the Partnership determined that the carrying amount of its limited partnership investment in Tyrone Elderly exceeded the estimated distribution the Partnership expected to receive from the sale and recognized an impairment loss of $120,000 and $150,000 during the years ended December 31, 2010 and 2009, respectively. The Partnership’s investment balance in Tyrone Elderly was zero and approximately $368,000 at December 31, 2010 and 2009, respectively.

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

Results of Operations

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to providing additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balances until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the statements of operations. During the years ended December 31, 2010 and 2009, the Partnership received operating distributions of approximately $57,000 and $58,000, respectively, from Local Partnerships in which it does not have an investment balance, which were recognized as income. During the years ended December 31, 2010 and 2009, the Partnership received operating distributions of approximately $15,000 and $17,000, respectively, from one Local Partnership in which it did have an investment balance, which were recognized as a reduction of the Partnership’s investment balance. The Partnership also received distributions of approximately $247,000 from the same Local Partnership during the year ended December 31, 2010, from the sale of the Local Partnership’s investment property in August 2010.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  During the years ended December 31, 2010 and 2009, the Partnership recognized equity in loss and amortization of acquisition costs of approximately $32,000 and $75,000, respectively, from one Local Partnership, Tyrone Elderly.

At times, advances are made to Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the year ended December 31, 2009, the Partnership advanced a total of approximately $16,000 to three Local Partnerships, Summitt I, II and III, to cover operating expenses of the Local Partnerships. There were no advances from the Partnership to Local Partnerships during the year ended December 31, 2010. While not obligated to make any advances to any of the Local Partnerships, the Partnership made these advances in order to protect its economic investment in the Local Partnerships. The advances were recognized as expense on the statements of operations. During the year ended December 31, 2010, the Partnership received repayment of an advance of approximately $3,000 from one Local Partnership, Tyrone Elderly. The repayment of advance was recognized as income on the statements of operations. No advances were repaid by Local Partnerships during the year ended December 31, 2009.

As of December 31, 2010 and 2009, the investment balance in the nine Local Partnerships and eleven of the twelve Local Partnerships, respectively, had been reduced to zero.

The Partnership’s net loss for the year ended December 31, 2010 was approximately $374,000 compared to approximately $545,000 for the year ended December 31, 2009. The decrease in net loss is due to decreases in equity in loss of Local Partnerships and amortization of acquisition costs, impairment losses recognized, advances to Local Partnerships charged to expense and operating expenses, and increases in distributions from Local Partnerships recognized as income, recovery of advances to Local Partnerships, and the recognition of a gain on sales of limited partnership interests in Local Partnerships in 2010, partially offset by a decrease in revenues. Revenues decreased for the year ended December 31, 2010 due to other income recognized in 2009 resulting from a refund of legal fees related to a 2002 property sale.

An annual management fee is payable to the General Partner and is calculated at 0.5 percent of the original invested assets of the remaining partnerships.  The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of the Partnership's affairs. Management fees were approximately $187,000 for each of the years ended December 31, 2010 and 2009.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership, interest expense and general and administrative expenses. For the years ended December 31, 2010 and 2009, legal and accounting fees were approximately $72,000 and $90,000, respectively, interest expense was approximately $3,000 and $1,000, respectively, and general and administrative expenses were approximately $82,000 and $89,000, respectively.  The decrease in legal and accounting fees is primarily due to a decrease in costs associated with the evaluation of the Partnership’s investments in Summit I, II and III. The decrease in general and administrative expenses is primarily due to decreases in costs associated with the Partnership’s quarterly communications with investors and the cost of services included in the management reimbursements paid to the General Partner as allowed under the Partnership Agreement.

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

Blue Lake

In 2003, the property owned by Blue Lake was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership filed an action against the Local Operating General Partner of the Local Partnership in 2003. Trial was scheduled for May 2008, however, the matter was settled prior to the trial date.  The terms of the settlement agreement include a payment of $300,000 to be paid in quarterly installments. The first installment of $100,000 was received in July 2008 and was recognized as other income during the year ended December 31, 2008.  The remaining installments of $50,000 each were due on a quarterly basis beginning September 30, 2008. On October 23, 2008, the Partnership obtained a judgment for approximately $1,000,000 against the Local Operating General Partner of the Local Partnership as a result of the unpaid September 30, 2008 installment. The Partnership is taking action to collect the judgment. The Partnership had no investment in the Blue Lake Local Partnership at December 31, 2010 and 2009. Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns.

Grinnell Park and North Liberty

On January 22, 2010 the Partnership sold its limited partnership interests in two Local Partnerships, Grinnell Park Apartments and North Liberty Park, LP Apartments (“Grinnell Park” and “North Liberty”, respectively) for a total sales price of $16,000, which was recognized as gain from sales of limited partnership interests in Local Partnerships during the year ended December 31, 2010. The Partnership’s investment balance in both Grinnell Park and North Liberty was zero at December 31, 2010 and 2009.

Tyrone Elderly

On August 25, 2010, a Local Partnership, Tyrone Elderly, sold its investment property to a third party for a total sales price of approximately $2,800,000. The mortgage was assumed by the buyer. The Partnership received distributions of approximately $247,000 from the sale proceeds, of which approximately $201,000 was recognized as a reduction of investment balance and approximately $46,000 was recognized as income. Prior to the sale, the Partnership determined that the carrying amount of its limited partnership investment in Tyrone Elderly exceeded the estimated distribution the Partnership expected to receive from the sale and recognized an impairment loss of $120,000 and $150,000 during the years ended December 31, 2010 and 2009, respectively. The Partnership’s investment balance in Tyrone Elderly was zero and approximately $368,000 at December 31, 2010 and 2009, respectively.

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

In connection with the adoption of Accounting Standards Update 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, or ASU 2009-17, the Partnership performed a reassessment of the Local Partnerships to determine which Local Partnerships would be deemed variable interest entities. As a result of this reassessment the Partnership determined that it held twelve VIEs at December 31, 2009, for which the Partnership is not the primary beneficiary. At December 31, 2010, the Partnership holds variable interests in nine VIEs as a result of the sale of the Partnership’s interest in two Local Partnerships and another Local Partnership selling its investment property in 2010. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

The nine VIEs at December 31, 2010 consist of Local Partnerships that are directly engaged in the ownership and management of nine apartment properties with a total of 534 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at December 31, 2010. At December 31, 2009, the Partnership’s maximum exposure to loss for the twelve VIEs was approximately $368,000. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Item 8.     Financial Statements and Supplementary Data.

NATIONAL TAX CREDIT PARTNERS, L.P.

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets - December 31, 2010 and 2009

Statements of Operations - Years ended December 31, 2010 and 2009

Statements of Changes in Partners' Deficit - Years ended December 31, 2010 and 2009

Statements of Cash Flows - Years ended December 31, 2010 and 2009

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

National Tax Credit Partners, L.P.

We have audited the accompanying balance sheets of National Tax Credit Partners, L.P. as of December 31, 2010 and 2009, and the related statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Tax Credit Partners, L.P. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

March 31, 2011

NATIONAL TAX CREDIT PARTNERS, L.P.

BALANCE SHEETS

(in thousands)

	December 31,
	2010	2009
Assets

Investments in and advances to Local Partnerships (Note 2)	$ --	$ 368
Cash and cash equivalents	135	1
Total assets	$ 135	$ 369

Liabilities and Partners' Deficit

Liabilities:
Accounts payable and accrued expenses	$ 35	$ 77
Accrued fees due to affiliates (Note 3)	1,260	1,054
Due to affiliates (Note 3)	--	24
	1,295	1,155
Contingencies (Note 5)

Partners' deficit
General partner	(530)	(526)
Limited partners	(630)	(260)
	(1,160)	(786)
Total liabilities and partners' deficit	$ 135	$ 369

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF OPERATIONS
(in thousands, except per interest data)

	Years Ended December 31,
	2010	2009
Revenues:
Other income	$ --	$ 5

Operating expenses:
Management fees – general partner (Note 3)	187	187
General and administrative (Note 3)	82	89
Interest (Note 3)	3	1
Legal and accounting	72	90
Total operating expenses	344	367

Loss from Partnership operations	(344)	(362)
Gain from sales of limited partnership interests in
Local Partnerships (Note 2)	16	--
Distributions from Local Partnerships recognized
as income (Note 2)	103	58
Recovery of advances to Local Partnership previously
recognized as expense (Note 2)	3	--
Advances to Local Partnerships charged to expense
(Note 2)	--	(16)
Impairment loss (Notes 1 and 2)	(120)	(150)
Equity in loss of Local Partnership and
amortization of acquisition costs (Note 2)	(32)	(75)

Net loss (Note 4)	$ (374)	$ (545)

Net loss allocated to general partner (1%)	$ (4)	$ (5)
Net loss allocated to limited partners (99%)	(370)	(540)
	$ (374)	$ (545)

Net loss per limited partnership interest (Note 1)	$ (15.61)	$ (22.75)

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except interest data)

	General	Limited
	Partner	Partners	Total

Partnership interests (A)		23,646

Partners' (deficiency) capital,
December 31, 2008	$ (521)	$ 280	$ (241)

Net loss for the year ended
December 31, 2009	(5)	(540)	(545)

Partners' deficit,
December 31, 2009	(526)	(260)	(786)

Net loss for the year ended
December 31, 2010	(4)	(370)	(374)

Partners' deficit,
December 31, 2010	$ (530)	$ (630)	$(1,160)

(A)   Consists of 23,646 and 23,707 partnership interests at December 31, 2010 and 2009. During 2010 and 2009, 61 and 33 interests were abandoned, respectively (Note 1).

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$ (374)	$ (545)
Adjustments to reconcile net loss to net cash used in
operating activities:
Equity in loss of Local Partnerships and amortization
of acquisition costs	32	75
Distributions from Local Partnerships recognized as
a return on investment	15	17
Distributionfrom Local Partnership recognized as a
return of investment	(46)	--
Impairment loss	120	150
Advances to Local Partnerships charged to expense	--	16
Recovery of advances to Local Partnerships previously
recognized as expense	(3)	--
Gain from sales of limited partnership interests in
Local Partnerships	(16)	--
Change in accounts:
Accounts payable and accrued expenses	(42)	34
Accrued fees due to affiliates	206	249
Due to affiliate	(1)	1
Net cash used in operating activities	(109)	(3)

Cash flows from investing activities:
Distribution received from sale of Local Partnership
property	247	--
Proceeds from sales of limited partnership interests in
Local Partnerships	16	--
Recovery of advances to Local Partnerships	3	--
Advances to Local Partnerships	--	(16)
Net cash provided by(used in) investing activities	266	(16)

Cash flows from financing activities:
Advances from affiliate	63	20
Repayment of advances from affiliate	(86)	--
Net cash (used in) provided by financing activities	(23)	20

Net increase in cash and cash equivalents	134	1

Cash and cash equivalents, beginning of period	1	--

Cash and cash equivalents, end of period	$ 135	$ 1

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 4	$ --

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

Abandoned Interests

During the years ended December 31, 2010 and 2009, the number of Limited Partnership Interests decreased by 61 and 33 interests, respectively, due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interests, a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the beginning of the year.  The number of limited partnership interests used was 23,707 and 23,740 for the years ended December 31, 2010 and 2009, respectively.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and in bank accounts.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.  The entire cash balances at December 31, 2010 and 2009 are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss to the extent that the carrying value exceeds the estimated fair value. The Partnership recognized impairment losses of $120,000 and $150,000 during the years ended December 31, 2010 and 2009, respectively (see Note 2).

Segment Reporting

Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 280-10, “Segment Reporting”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in ASC Topic 280-10, the Partnership has only one reportable segment.

Fair Value of Financial Instruments

ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At December 31, 2010, the Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

Recent Accounting Pronouncement

In December 2009, the Financial Accounting Standards Board issued Accounting Standards Update 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, or ASU 2009-17, which is effective for fiscal years beginning after November 15, 2009. ASU 2009-17, which modifies the guidance in ASC Topic 810, “Consolidation”, introduces a more qualitative approach to evaluating VIEs for consolidation and requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, ASU 2009-17 requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed, requires continuous reassessment of primary beneficiary status rather than periodic, event-driven assessments as previously required, and incorporates expanded disclosure requirements. The Partnership adopted ASU 2009-17 effective January 1, 2010. The adoption of ASU 2009-17 did not have a significant effect on the Partnership’s financial statements.

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

In connection with the adoption of ASU 2009-17 the Partnership performed a reassessment of the Local Partnerships to determine which Local Partnerships would be deemed variable interest entities. As a result of this reassessment the Partnership determined that it held variable interests in twelve VIEs at December 31, 2009, for which the Partnership is not the primary beneficiary. At December 31, 2010, the Partnership holds variable interests in nine VIEs as a result of the sale of the Partnership’s interest in two Local Partnerships and another Local Partnership selling its investment property in 2010. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

The nine VIEs at December 31, 2010 consist of Local Partnerships that are directly engaged in the ownership and management of nine apartment properties with a total of 534 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at December 31, 2010. At December 31, 2009, the Partnership’s maximum exposure to loss for the twelve VIEs was approximately $368,000. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 - Investments in and Advances to Local Partnerships

At December 31, 2010 and 2009, the Partnership holds limited partnership interests in nine and twelve Local Partnerships, respectively, located in five and six states, respectively, and Puerto Rico. At December 31, 2010 and 2009, the Local Partnerships own residential projects consisting of 534 and 682 apartment units, respectively. The general partners responsible for management of the Local Partnerships (the “Local Operating General Partners”) are not affiliated with the General Partner of the Partnership, except as discussed below.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income. During the years ended December 31, 2010 and 2009, the Partnership received operating distributions of approximately $57,000 and $58,000, respectively from Local Partnerships in which it does not have an investment balance, which were recognized as income. During the years ended December 31, 2010 and 2009, the Partnership received operating distributions of approximately $15,000 and $17,000, respectively, from one Local Partnership in which it did have an investment balance, which were recognized as a reduction of the Partnership’s investment balance. The Partnership also received distributions of approximately $247,000 from the same Local Partnership during the year ended December 31, 2010, from the sale of the Local Partnership’s investment property in August 2010.

At times, advances are made to Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the year ended December 31, 2009, the Partnership advanced a total of approximately $16,000 to three Local Partnerships, Summitt I, II and III, to cover operating expenses of the Local Partnerships. There were no advances from the Partnership to Local Partnerships during the year ended December 31, 2010. While not obligated to make any advances to any of the Local Partnerships, the Partnership made these advances in order to protect its economic investment in the Local Partnerships. The advances were recognized as expense on the accompanying statements of operations. During the year ended December 31, 2010, the Partnership received repayment of an advance of approximately $3,000 from one Local Partnership, Tyrone Elderly. The repayment of advance was recognized as income on the statements of operations. No advances were repaid by Local Partnerships during the year ended December 31, 2009.

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

As of December 31, 2010 and 2009, the investment balance in the nine Local Partnerships and eleven of the twelve Local Partnerships, respectively, had been reduced to zero.

The following is a summary of the investments in Local Partnerships for the year ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Investment balance, beginning of year	$ 368	$ 610
Equity in losses of Local Partnership	(29)	(68)
Amortization of acquisition costs	(3)	(7)
Distribution recognized as a reduction of investment
balance	(15)	(17)
Distribution from sale of investment property by
Local Partnership recognized as a reduction of
investment balance	(201)	--
Impairment loss	(120)	(150)
Investment balance, end of year	$ --	$ 368

The difference between the investment per the accompanying balance sheets at December 31, 2010 and 2009 and the equity per the Local Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Partnerships, costs capitalized to the investment account, cumulative distributions recognized as income and the recognition of impairment losses.

Blue Lake

In 2003, the property owned by Blue Lake was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership filed an action against the Local Operating General Partner of the Local Partnership in 2003. Trial was scheduled for May 2008, however, the matter was settled prior to the trial date.  The terms of the settlement agreement include a payment of $300,000 to be paid in quarterly installments. The first installment of $100,000 was received in July 2008 and was recognized as other income during the year ended December 31, 2008.  The remaining installments of $50,000 each were due on a quarterly basis beginning September 30, 2008. On October 23, 2008, the Partnership obtained a judgment for approximately $1,000,000 against the Local Operating General Partner of the Local Partnership as a result of the unpaid September 30, 2008 installment. The Partnership is taking action to collect the judgment. The Partnership had no investment in the Blue Lake Local Partnership at December 31, 2010 and 2009. Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns.

Grinnell Park and North Liberty

On January 22, 2010 the Partnership sold its limited partnership interests in two Local Partnerships, Grinnell Park Apartments and North Liberty Park, LP Apartments (“Grinnell Park” and “North Liberty”, respectively) for a total sales price of $16,000, which was recognized as gain from sales of limited partnership interests in Local Partnerships during the year ended December 31, 2010. The Partnership’s investment balance in both Grinnell Park and North Liberty was zero at December 31, 2010 and 2009.

Tyrone Elderly

On August 25, 2010, a Local Partnership, Tyrone Elderly Limited Partnership (“Tyrone Elderly”), sold its investment property to a third party for a total sales price of approximately $2,800,000. The mortgage was assumed by the buyer. The Partnership received distributions of approximately $247,000 from the sale proceeds, of which approximately $201,000 was recognized as a reduction of investment balance and approximately $46,000 was recognized as income. Prior to the sale, the Partnership determined that the carrying amount of its limited partnership investment in Tyrone Elderly exceeded the estimated distribution the Partnership expected to receive from the sale and recognized an impairment loss of $120,000 and $150,000 during the years ended December 31, 2010 and 2009, respectively. The Partnership’s investment balance in Tyrone Elderly was zero and approximately $368,000 at December 31, 2010 and 2009, respectively.

Investee Data

The Partnership’s recorded value of its investments and its equity in the income/losses and distributions from the Local Partnerships are individually not material to the overall financial position of the Partnership. The financial information from the unaudited combined financial statements of such Local Partnerships at December 31, 2010 and 2009 and for each of the two years in the period then ended is presented below. (2010 and 2009 amounts exclude the operations of Tyrone Elderly due to the sale of its investment property in August 2010, Grinnell Park and North Liberty for which the Partnership sold its interests in January 2010 and Summit I, II, and III and Glenark Landing, for which no information is available) (in thousands):

CONDENSED COMBINED BALANCE SHEETS

OF THE LOCAL PARTNERSHIPS

(in thousands)

	At December 31,
	2010	2009
Assets:	(Unaudited)	(Unaudited)
Land	$ 1,381	$ 1,381
Buildings and improvements	23,047	23,015
Accumulated depreciation	(13,628)	(12,998)
	10,800	11,398
Other assets	2,245	1,966
Total Assets	$ 13,045	$ 13,364

Liabilities and Partner's Deficit:
Liabilities:
Mortgages notes payable	$ 9,193	$ 9,590
Other liabilities	15,492	14,681
	24,685	24,271
Partner's deficit	(11,640)	(10,907)
Total Liabilities and Partner’s Deficit	$ 13,045	$ 13,364

CONDENSED COMBINED RESULTS OF OPERATIONS

OF THE LOCAL PARTNERSHIPS

(in thousands)

	Years Ended December 31,
	2010	2009
	Unaudited	Unaudited
Revenues:
Rental and other income	$ 3,856	$ 3,709
Expenses:
Operating	2,360	2,206
Interest	1,408	1,395
Depreciation and amortization	748	738
Total expenses	4,516	4,339
Loss from continuing operations	$ (660)	$ (630)

Note 3 - Transactions with Affiliated Parties

Under the terms of the Amended and Restated Agreement of the Limited Partnership, the Partnership is obligated to the General Partner for the following fees:

(a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) as of the beginning of the year is payable to the General Partner. For each of the years ended December 31, 2010 and 2009, approximately $187,000 has been expensed.  At December 31, 2010 and 2009, approximately $1,107,000 and $920,000, respectively, is owed to the General Partner and is included in accrued fees due to affiliates.

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

(c) The Partnership reimburses NAPICO for certain expenses.  The reimbursement to NAPICO was approximately $59,000 and $62,000 for the years ended December 31, 2010 and 2009, respectively, and is included in general and administrative expenses. During the year ended December 31, 2010, approximately $40,000 of reimbursements were paid to NAPICO. There were no payments made during the year ended December 31, 2009. At December 31, 2010 and 2009, approximately $153,000 and $134,000, respectively, is owed to NAPICO and is included in accrued fees due to affiliates.

As of December 31, 2010, the fees and advances due to the General Partner exceeded the Partnership’s cash. The Partnership Agreement provides that the fees and advances due to the General Partner may only be paid from the Partnership’s available cash, however, the Partnership still remains liable for all such amounts.

NTC, or another affiliate of the General Partner, is the Local Operating General Partner in three of the Partnership's nine Local Partnerships.  In addition, NTC is either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner managed one property owned by a Local Partnership, Tyrone Elderly, during each of the years ended December 31, 2010 and 2009.  The Local Partnership paid the affiliate property management fees in the amount of 5 percent of their gross rental revenues.  The amounts paid were approximately $26,000 and $39,000 for the years ended December 31, 2010 and 2009, respectively. Tyrone Elderly sold its investment property on August 25, 2010.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. Accordingly during the years ended December 31, 2010 and 2009, an affiliate of the General Partner advanced the Partnership approximately $63,000 and $20,000, respectively, to fund partnership operating expenses. The advances bore interest at prime plus 2% and incurred interest expense of approximately $3,000 and $1,000 for the years ended December 31, 2010 and 2009, respectively. During the year ended December 31, 2010 the Partnership repaid all outstanding advances and associated accrued interest of approximately $90,000 from a distribution received from the sale of the investment property owned by Tyrone Elderly. There were no repayments made during the year ended December 31, 2009. At December 31, 2009, approximately $24,000 of advances and associated accrued interest were unpaid and were included in due to affiliates on the accompanying balance sheets. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

AIMCO and its affiliates owned 437 limited partnership interests in the Partnership representing 1.85% of the outstanding interests at December 31, 2010. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

A reconciliation follows:(in thousands, except per limited partnership interest):

	Years Ended December 31,
	2010	2009

Net loss per financial statements	$ (374)	$ (545)
Partnership fees	187	187
Other	(170)	(359)
Gain on Local Partnership disposition	274	--
Partnership's share of Local Partnership	(962)	(302)
Loss per tax return	$ (1,045)	$ (1,019)
Taxable loss per limited
partnership interest	$ (44.07)	$ (42.90)

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net liabilities (in thousands):

	Years Ended December 31,
	2010	2009

Net liabilities as reported	$ (1,160)	$ (786)
Add (deduct):
Intangible (net)	2,882	3,040
Deferred offering costs	7,745	7,745
Investment in Partnerships	(17,324)	(16,636)
Other	1,875	1,700
Net liabilities – Federal tax basis	$ (5,982)	$ (4,937)

Note 5 - Contingencies

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

Note 6 - Real Estate and Accumulated Depreciation of Local Partnerships in which NTCP Has Invested as of December 31, 2010

		Gross Amount At Which Carried
		at December 31, 2010 (1)
		(in thousands)

			Buildings
			And
			Related
	Mortgage		Personal		Accumulated
Description	Notes	Land	Property	Total	Depreciation

Appletree Apts.	$ 844	$ 74	$ 1,302	$ 1,376	$ 737
Glenark Apts. (A)	--	--	--	--	--
Grand Meadows Apts.	1,596	112	3,607	3,719	2,013
Kimberly Court Apts.	1,401	234	1,911	2,145	1,027
Rolling Hills Apts.	2,488	800	12,429	13,229	6,979
Summit I Apts. (A)	--	--	--	--	--
Summit II Apts. (A)	--	--	--	--	--
Summit III Apts. (A)	--	--	--	--	--
Torres de Plata I	2,864	161	3,798	3,959	2,872
	$ 9,193	$ 1,381	$23,047	$24,428	$13,628

(A) Information is not available for this entity.

(1) All amounts are unaudited.

Reconciliation of real estate(in thousands)

	Years Ended December 31,
	2010	2009
	(Unaudited)	(Unaudited)
Balance at beginning of year	$24,396	$24,255
Improvements during the year	145	237
Disposals	(113)	(96)
Balance at end of year	$24,428	$24,396

Reconciliation of accumulated depreciation(in thousands)

	Years Ended December 31,
	2010	2009
	(Unaudited)	(Unaudited)
Balance at beginning of year	$12,998	$12,365
Depreciation expense for the year	743	729
Disposals	(113)	(96)
Balance at end of year	$13,628	$12,998

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2010, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)   Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position
John Bezzant	48	Director and Executive Vice President
Ernest M. Freedman	40	Director, Executive Vice President and Chief Financial Officer
Lisa R. Cohn	42	Executive Vice President, General Counsel and Secretary
Paul Beldin	37	Senior Vice President and Chief Accounting
		Officer
John McGrath	39	Senior Vice President
Stephen B. Waters	49	Senior Director of Partnership Accounting

John Bezzant was appointed as a Director of the General Partner effective December 16, 2009.  Mr. Bezzant was appointed Executive Vice President of the General Partner and AIMCO in January 2011 and prior to that time was a Senior Vice President of the General Partner and AIMCO since joining AIMCO in June 2006.  Prior to joining AIMCO, Mr. Bezzant spent over 20 years with Prologis, Inc. and Catellus Development Corporation in a variety of executive positions, including those with responsibility for transactions, fund management, asset management, leasing and operations.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

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

John McGrath was appointed to serve as Senior Vice President of the General Partner and the equivalent of the chief executive officer of the Partnership effective January 18, 2011.  Mr. McGrath was appointed Senior Vice President of AIMCO in January 2010, with responsibility for AIMCO’s third party asset management and fund management business.  Mr. McGrath joined AIMCO in 2005 as a Vice President of Finance.

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

The board of directors of the General Partner does not have a separate audit committee. As such, the board of directors of the General Partner fulfills the functions of an audit committee. The board of directors has determined that John McGrath meets the requirement of an "audit committee financial expert".

The directors and officers of the General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 11.    Executive Compensation.

None of the directors and officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2010.

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

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Under the terms of the Amended and Restated Agreement of the Limited Partnership, the Partnership is obligated to the General Partner for the following fees:

(a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) as of the beginning of the year is payable to the General Partner. For each of the years ended December 31, 2010 and 2009, approximately $187,000 has been expensed.  At December 31, 2010 and 2009, approximately $1,107,000 and $920,000, respectively, is owed to the General Partner and is included in accrued fees due to affiliates.

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

(c) The Partnership reimburses NAPICO for certain expenses.  The reimbursement to NAPICO was approximately $59,000 and $62,000 for the years ended December 31, 2010 and 2009, respectively, and is included in general and administrative expenses. During the year ended December 31, 2010, approximately $40,000 of reimbursements were paid to NAPICO. There were no payments made during the year ended December 31, 2009. At December 31, 2010 and 2009, approximately $153,000 and $134,000, respectively, is owed to NAPICO and is included in accrued fees due to affiliates.

As of December 31, 2010, the fees and advances due to the General Partner exceeded the Partnership’s cash. The Partnership Agreement provides that the fees and advances due to the General Partner may only be paid from the Partnership’s available cash, however, the Partnership still remains liable for all such amounts.

NTC, or another affiliate of the General Partner, is the Local Operating General Partner in three of the Partnership's nine Local Partnerships.  In addition, NTC is either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner managed one property owned by a Local Partnership, Tyrone Elderly, during each of the years ended December 31, 2010 and 2009. The Local Partnership paid the affiliate property management fees in the amount of 5 percent of their gross rental revenues.  The amounts paid were approximately $26,000 and $39,000 for the years ended December 31, 2010 and 2009, respectively. Tyrone Elderly sold its investment property on August 25, 2010.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. Accordingly during the years ended December 31, 2010 and 2009, an affiliate of the General Partner advanced the Partnership approximately $63,000 and $20,000, respectively, to fund partnership operating expenses. The advances bore interest at prime plus 2% and incurred interest expense of approximately $3,000 and $1,000 for the years ended December 31, 2010 and 2009, respectively. During the year ended December 31, 2010 the Partnership repaid all outstanding advances and associated accrued interest of approximately $90,000 from a distribution received from the sale of the investment property owned by Tyrone Elderly. There were no repayments made during the year ended December 31, 2009. At December 31, 2009, approximately $24,000 of advances and associated accrued interest were unpaid and were included in due to affiliates on the balance sheets. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

AIMCO and its affiliates owned 437 limited partnership interests in the Partnership representing 1.85% of the outstanding interests at December 31, 2010. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Neither of the General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 14.    Principal Accounting Fees and Services.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2011.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2010 and 2009 are described below.

Audit Fees.  Fees for audit services totaled approximately $38,000 and $36,000 for the years 2010 and 2009, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $20,000 and $21,000 for the years 2010 and 2009, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)            The following financial statements are included in Item 8:

Balance Sheets – December 31, 2010 and 2009

     Statements of Operations - Years ended December 31, 2010 and 2009

Statements of Changes in Partners' Deficit - Years ended December 31, 2010 and 2009

     Statements of Cash Flows - Years ended December 31, 2010 and 2009

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

NATIONAL TAX CREDIT PARTNERS L.P.
(a California limited partnership)

By: National Partnership Investments Corp.
General Partner

Date: March 31, 2011	By: /s/John McGrath
John McGrath
Senior Vice President

Date: March 31, 2011	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Executive Vice	Date: March 31, 2011
John Bezzant	President

/s/Ernest M. Freedman	Director and Executive Vice	Date: March 31, 2011
Ernest M. Freedman	President

/s/John McGrath	Senior Vice President	Date: March 31, 2011
John McGrath

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 31, 2011
Stephen B. Waters	Accounting

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