Form 10-Q
period 2011-03-31
NATIONAL TAX CREDIT PARTNERS L P
filed 2011-05-10
CIK 847415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

NATIONAL TAX CREDIT PARTNERS, L.P.
BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Note)
Assets

Investments in and advances to Local Partnerships (Note 2)	$ --	$ --
Cash and cash equivalents	96	135
Total assets	$ 96	$ 135

Liabilities and Partners' Deficit

Liabilities:
Accounts payable and accrued expenses	$ 17	$ 35
Accrued fees due to affiliates (Note 3)	1,310	1,260
	1,327	1,295
Contingencies (Note 5)

Partners' deficit:
General partner	(531)	(530)
Limited partners	(700)	(630)
	(1,231)	(1,160)
Total liabilities and partners' deficit	$ 96	$ 135

Note: The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF OPERATIONS

(Unaudited)
(in thousands, except per interest data)

	Three Months Ended
	March 31,
	2011	2010

Revenues	$ --	$ --

Operating expenses:
Management fees – general partner (Note 3)	40	47
General and administrative (Note 3)	15	17
Legal and accounting	18	17
Total operating expenses	73	81

Loss from Partnership operations	(73)	(81)
Gain from sales of limited partnership interest in
Local Partnerships (Note 2)	--	16
Distributions from Local Partnerships recognized
as income (Note 2)	2	--
Impairment loss (Notes 1 and 2)	--	(120)
Equity in loss of Local Partnership and
amortization of acquisition costs (Note 2)	--	(19)

Net loss	$ (71)	$ (204)

Net loss allocated to general partner (1%)	$ (1)	$ (2)
Net loss allocated to limited partners (99%)	(70)	(202)
	$ (71)	$ (204)

Net loss per limited partnership interest (Note 1)	$ (2.96)	$ (8.52)

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)
(in thousands, except interest data)

	General	Limited
	Partner	Partners	Total

Partnership interests (A)		23,646

Partners' deficit,
December 31, 2010	$ (530)	$ (630)	$(1,160)

Net loss for the three months
ended March 31, 2011	(1)	(70)	(71)

Partners' deficit,
March 31, 2011	$ (531)	$ (700)	$(1,231)

(A)   Consists of 23,646 partnership interests at March 31, 2011 and December 31, 2010.

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$ (71)	$ (204)
Adjustments to reconcile net loss to net cash used in
operating activities:
Equity in loss of Local Partnerships and amortization
of acquisition costs	--	19
Impairment loss	--	120
Gain from sales of limited partnership interest in
Local Partnerships	--	(16)
Changes in accounts:
Accounts payable and accrued expenses	(18)	(33)
Accrued fees due to affiliates	50	62
Due to affiliate	--	1
Net cash used in operating activities	(39)	(51)

Cash flows provided byinvesting activities:
Proceeds from sales of limited partnership interests in
Local Partnerships	--	16

Cash flows provided by financing activities
Advances from affiliate	--	34

Net decrease in cash and cash equivalents	(39)	(1)

Cash and cash equivalents, beginning of period	135	1

Cash and cash equivalents, end of period	$ 96	$ --

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements.  Accordingly, the unaudited financial statements included herein should be reviewed in conjunction with the audited financial statements and related notes thereto contained in the National Tax Credit Partners, L.P. (the "Partnership" or "Registrant") Annual Report for the fiscal year ended December 31, 2010. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end.  The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring items) necessary to present fairly the financial position as of March 31, 2011, and the results of operations and changes in cash flows for the three months ended March 31, 2011 and 2010, respectively.

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

Certain reclassifications have been made to the 2010 balances to conform to the 2011 presentation.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss to the extent that the carrying value exceeds the estimated fair value. The Partnership recognized an impairment loss of $120,000 during the three months ended March 31, 2010 (see Note 2). No adjustments for impairment of value were recorded during the three months ended March 31, 2011.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 23,646 and 23,707 for the three months ended March 31, 2011 and 2010, respectively.

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

At March 31, 2011 and December 31, 2010, the Partnership holds variable interests in nine VIEs for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

The nine VIEs at March 31, 2011 consist of Local Partnerships that are directly engaged in the ownership and management of nine apartment properties with a total of 534 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at March 31, 2011 and December 31, 2010. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL PARTNERSHIPS

At both March 31, 2011 and December 31, 2010, the Partnership holds limited partnership interests in nine Local Partnerships located in five states and Puerto Rico. At both March 31, 2011 and December 31, 2010 the Local Partnerships own residential projects consisting of 534 apartment units. The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income. During the three months ended March 31, 2011 the Partnership received operating distributions of approximately $2,000 from one Local Partnership in which it does not have an investment balance, which was recognized as income. There were no such distributions received during the three months ended March 31, 2010. Subsequent to March 31, 2011, the Partnership received operating distributions of approximately $51,000 from two additional Local Partnerships.

At times, advances are made to Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. There were no advances from the Partnership to Local Partnerships during the three months ended March 31, 2011 and 2010. While not obligated to make any advances to any of the Local Partnerships, the Partnership may make advances in order to protect its economic investment in the Local Partnerships.

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

As of March 31, 2011 and December 31, 2010, the investment balance in the nine Local Partnerships had been reduced to zero.

The following are estimated unaudited condensed combined statements of operations for the three months ended March 31, 2011 and 2010 for the Local Partnerships in which the Partnership has investments (2010 amounts exclude the operations of Tyrone Elderly due to the sale of its investment property in August 2010, Grinnell Park and North Liberty for which the Partnership sold its interests in January 2010 and in addition both 2011 and 2010 amounts exclude the operations of Summit I, II and III and Glenark Landing, for which no information is available)(in thousands):

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Rental and other income	$ 964	$ 927

Expenses:
Depreciation and amortization	187	184
Interest	352	349
Operating	590	552
Total expenses	1,129	1,085
Loss from continuing operations	$ (165)	$ (158)

Blue Lake

In 2003, the property owned by Blue Lake was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership filed an action against the Local Operating General Partner of the Local Partnership in 2003. Trial was scheduled for May 2008, however, the matter was settled prior to the trial date.  The terms of the settlement agreement include a payment of $300,000 to be paid in quarterly installments. The first installment of $100,000 was received in July 2008 and was recognized as other income during the year ended December 31, 2008.  The remaining installments of $50,000 each were due on a quarterly basis beginning September 30, 2008. On October 23, 2008, the Partnership obtained a judgment for approximately $1,000,000 against the Local Operating General Partner of the Local Partnership as a result of the unpaid September 30, 2008 installment. The Partnership is taking action to collect the judgment. The Partnership had no investment in the Blue Lake Local Partnership at March 31, 2011 and December 31, 2010. Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns.

Grinnell Park and North Liberty

On January 22, 2010 the Partnership sold its limited partnership interests in two Local Partnerships, Grinnell Park Apartments and North Liberty Park, LP Apartments (“Grinnell Park” and “North Liberty”, respectively) for a total sales price of $16,000, which was recognized as gain from sales of limited partnership interests in Local Partnerships during the three months ended March 31, 2010. The Partnership’s investment balance in both Grinnell Park and North Liberty was zero at March 31, 2011 and December 31, 2010.

Tyrone Elderly

On August 25, 2010, a Local Partnership, Tyrone Elderly Limited Partnership (“Tyrone Elderly”), sold its investment property to a third party for a total sales price of approximately $2,800,000. The mortgage was assumed by the buyer. The Partnership received distributions of approximately $247,000 from the sale proceeds, of which approximately $201,000 was recognized as a reduction of investment balance and approximately $46,000 was recognized as income during the third and fourth quarters of 2010, respectively. Prior to the sale, the Partnership determined that the carrying amount of its limited partnership investment in Tyrone Elderly exceeded the estimated distribution the Partnership expected to receive from the sale and recognized an impairment loss of $120,000 during the three months ended March 31, 2010. The Partnership also recognized equity in loss and amortization of acquisition costs of approximately $19,000 from Tyrone Elderly during the three months ended March 31, 2010. The Partnership’s investment balance in Tyrone Elderly was zero at March 31, 2011 and December 31, 2010.

NOTE 3 – TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Amended and Restated Agreement of the Limited Partnership, the Partnership is obligated to the General Partner for the following fees:

(a)   An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) as of the beginning of the year is payable to the General Partner. For the three months ended March 31, 2011 and 2010, approximately $40,000 and $47,000, respectively, has been expensed. At March 31, 2011 and December 31, 2010, approximately $1,147,000 and $1,107,000, respectively, is owed to the General Partner and is included in accrued fees due to affiliates.

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

(c)   The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $10,000 and $15,000 for the three months ended March 31, 2011 and 2010, respectively, and is included in general and administrative expenses.  At March 31, 2011 and December 31, 2010, approximately $163,000 and $153,000, respectively, is owed to NAPICO and is included in accrued fees due to affiliates.

As of March 31, 2011, the fees and advances due to the General Partner exceeded the Partnership’s cash. The Partnership Agreement provides that the fees and advances due to the General Partner may only be paid from the Partnership’s available cash, however, the Partnership still remains liable for all such amounts.

NTC, or another affiliate of the General Partner, is the Local Operating General Partner in three of the Partnership's nine Local Partnerships.  In addition, NTC is either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner managed one property owned by a Local Partnership, Tyrone Elderly, during the three months ended March 31, 2010. The Local Partnership paid the affiliate property management fees in the amount of 5 percent of their gross rental revenues.  The amount paid was approximately $9,000 for the three months ended March 31, 2010. Tyrone Elderly sold its investment property on August 25, 2010.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. Accordingly during the three months ended March 31, 2010, an affiliate of the General Partner advanced the Partnership approximately $34,000 to fund partnership operating expenses. The advances bore interest at prime plus 2% and incurred interest expense of approximately $1,000 for the three months ended March 31, 2010, which is included in general and administrative expenses. During the third quarter of 2010 the Partnership repaid all outstanding advances and associated accrued interest of approximately $90,000 from a distribution received from the sale of the investment property owned by Tyrone Elderly. There were no advances during the three months ended March 31, 2011.The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At March 31, 2011, the Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

As of March 31, 2011 and December 31, 2010, the Partnership had cash and cash equivalents of approximately $96,000 and $135,000, respectively. The decrease in cash and cash equivalents of approximately $39,000 is due to approximately $39,000 of cash used in operating activities.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. Accordingly during the three months ended March 31, 2010, an affiliate of the General Partner advanced the Partnership approximately $34,000 to fund partnership operating expenses. The advances bore interest at prime plus 2% and incurred interest expense of approximately $1,000 for the three months ended March 31, 2010, which is included in general and administrative expenses. During the third quarter of 2010 the Partnership repaid all outstanding advances and associated accrued interest of approximately $90,000 from a distribution received from the sale of the investment property owned by Tyrone Elderly. There were no advances during the three months ended March 31, 2011.The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income. During the three months ended March 31, 2011, the Partnership received operating distributions of approximately $2,000 from one Local Partnership in which it does not have an investment balance, which is recognized as income. There were no such distributions received during the three months ended March 31, 2010. Subsequent to March 31, 2011, the Partnership received operating distributions of approximately $51,000 from two additional Local Partnerships.

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

Results of Operations

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to providing additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balances until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the statements of operations. During the three months ended March 31, 2011 the Partnership received operating distributions of approximately $2,000 from one Local Partnership in which it does not have an investment balance, which is recognized as income. There were no distributions received during the three months ended March 31, 2010. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  During the three months ended March 31, 2010, the Partnership recognized equity in loss and amortization of acquisition costs of approximately $19,000 from one Local Partnership, Tyrone Elderly. The investment property owned by Tyrone Elderly was sold August 25, 2010. There was no equity in loss and amortization of acquisition costs recognized during the three months ended March 31, 2011.

At times, advances are made to Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. There were no advances from the Partnership to the Local Partnerships during the three months ended March 31, 2011 and 2010. While not obligated to make any advances to any of the Local Partnerships, the Partnership may make advances in order to protect its economic investment in the Local Partnerships.

As of March 31, 2011 and December 31, 2010, the investment balance in the nine Local Partnerships had been reduced to zero.

The Partnership’s net loss for the three months ended March 31, 2011 was approximately $71,000 compared to approximately $204,000 for the three months ended March 31, 2010. The decrease in net loss is due to decreases in equity in loss of Local Partnerships and amortization of acquisition costs, impairment losses recognized and operating expenses, and an increase in distributions from Local Partnerships recognized as income, partially offset by the recognition of a gain on sales of limited partnership interests in Local Partnerships in 2010.

An annual management fee is payable to the General Partner and is calculated at 0.5 percent of the original invested assets of the remaining partnerships.  The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of the Partnership's affairs. Management fees were approximately $40,000 and $47,000 for the three months ended March 31, 2011 and 2010, respectively. The decrease in management fees is due to the sales of limited partnership interests in two Local Partnerships, Grinnell Park and North Liberty in 2010 and the sale of the investment property owned by Tyrone Elderlyin 2010.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $18,000 and $17,000 for the three months ended March 31, 2011 and 2010, respectively. General and administrative expenses were approximately $15,000 and $17,000 for the three months ended March 31, 2011 and 2010, respectively.

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

Blue Lake

In 2003, the property owned by Blue Lake was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership filed an action against the Local Operating General Partner of the Local Partnership in 2003. Trial was scheduled for May 2008, however, the matter was settled prior to the trial date.  The terms of the settlement agreement include a payment of $300,000 to be paid in quarterly installments. The first installment of $100,000 was received in July 2008 and was recognized as other income during the year ended December 31, 2008.  The remaining installments of $50,000 each were due on a quarterly basis beginning September 30, 2008. On October 23, 2008, the Partnership obtained a judgment for approximately $1,000,000 against the Local Operating General Partner of the Local Partnership as a result of the unpaid September 30, 2008 installment. The Partnership is taking action to collect the judgment. The Partnership had no investment in the Blue Lake Local Partnership at March 31, 2011 and December 31, 2010. Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns.

Grinnell Park and North Liberty

On January 22, 2010 the Partnership sold its limited partnership interests in two Local Partnerships, Grinnell Park Apartments and North Liberty Park, LP Apartments (“Grinnell Park” and “North Liberty”, respectively) for a total sales price of $16,000, which was recognized as gain from sales of limited partnership interests in Local Partnerships during the three months ended March 31, 2010. The Partnership’s investment balance in both Grinnell Park and North Liberty was zero at March 31, 2011 and December 31, 2010.

Tyrone Elderly

On August 25, 2010, a Local Partnership, Tyrone Elderly, sold its investment property to a third party for a total sales price of approximately $2,800,000. The mortgage was assumed by the buyer. The Partnership received distributions of approximately $247,000 from the sale proceeds, of which approximately $201,000 was recognized as a reduction of investment balance and approximately $46,000 was recognized as income during the third and fourth quarters of 2010, respectively. Prior to the sale, the Partnership determined that the carrying amount of its limited partnership investment in Tyrone Elderly exceeded the estimated distribution the Partnership expected to receive from the sale and recognized an impairment loss of $120,000 during the three months ended March 31, 2010. The Partnership’s investment balance in Tyrone Elderly was zero at March 31, 2011 and December 31, 2010.

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

Other

AIMCO and its affiliates owned 437 limited partnership interests in the Partnership representing 1.85% of the outstanding interests at March 31, 2011. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

At March 31, 2011 and December 31, 2010, the Partnership holds variable interests in nine VIEs for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

The nine VIEs at March 31, 2011 consist of Local Partnerships that are directly engaged in the ownership and management of nine apartment properties with a total of 534 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at March 31, 2011 and December 31, 2010. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

NATIONAL TAX CREDIT PARTNERS L.P.
(a California limited partnership)

By: National Partnership Investments Corp.
General Partner

Date: May 10, 2011	By: /s/John McGrath
John McGrath
Senior Vice President, equivalent of the
chief executive officer of the Partnership

Date: May 10, 2011	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting,
equivalent of the chief financial officer of the Partnership

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