Form 10-Q
period 2011-09-30
NATIONAL TAX CREDIT PARTNERS L P
filed 2011-11-07
CIK 847415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

NATIONAL TAX CREDIT PARTNERS, L.P.
BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30,	December 31,
	2011	2010

Assets

Investments in and advances to Local Partnerships	$ --	$ --
Cash and cash equivalents	136	135
Total assets	$ 136	$ 135

Liabilities and Partners' Deficit

Liabilities:
Accounts payable and accrued expenses	$ 32	$ 35
Accrued fees due to affiliates	1,098	1,260
Total liabilities	1,130	1,295

Contingencies	--	--

Partners' deficit:
General partner	(528)	(530)
Limited partners	(466)	(630)
Total partners’ deficit	(994)	(1,160)
Total liabilities and partners' deficit	$ 136	$ 135

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF OPERATIONS

 (Unaudited)

(In thousands, except per interest data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues:	$ --	$ --	$ --	$ --

Operating expenses:
Management fees – general partner	40	47	121	140
General and administrative	15	23	48	64
Legal and accounting	16	17	56	54
Total operating expenses	71	87	225	258

Loss from Partnership operations	(71)	(87)	(225)	(258)
Gain from sales of limited partnership
interests in Local Partnerships	--	--	331	16
Distributions from Local Partnerships
recognized as income	--	--	60	56
Recovery of advances to Local Partnerships
previously recognized as expense	--	--	--	3
Impairment loss	--	--	--	(120)
Equity in loss of Local Partnerships
and amortization of acquisition costs	--	(12)	--	(32)
Net income (loss)	$ (71)	$ (99)	$ 166	$ (335)

Net income (loss) allocated to general
partner (1%)	$ --	$ (1)	$ 2	$ (3)
Net income (loss) allocated to limited
partners (99%)	$ (71)	$ (98)	$ 164	$ (332)

Net income (loss) per limited partnership
interest	$ (3.00)	$ (4.13)	$ 6.94	$(14.00)

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

 (Unaudited)

(In thousands)

	General	Limited
	Partner	Partners	Total

Partners' deficit,
December 31, 2010	$(530)	$ (630)	$(1,160)

Net income for the nine months
ended September 30, 2011	2	164	166

Partners' deficit,
September 30, 2011	$(528)	$ (466)	$ (994)

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF CASH FLOWS

 (Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$ 166	$ (335)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Equity in loss of Local Partnerships and amortization
of acquisition costs	--	32
Distributions from Local Partnerships recognized as
a return on investment	--	15
Impairment loss	--	120
Recovery of advances to Local Partnerships previously
recognized as expense	--	(3)
Gain from sales of limited partnership interests in
Local Partnerships	(331)	(16)
Changes in accounts:
Accounts payable and accrued expenses	(3)	(46)
Accrued fees due to affiliates	(162)	145
Due to affiliate	--	(1)
Net cash used in operating activities	(330)	(89)

Cash flows from investing activities:
Distribution received from sale of Local Partnership
property	--	201
Proceeds from sales of limited partnership interests in
Local Partnerships	331	16
Recovery of advances to Local Partnerships	--	3
Net cash provided by investing activities	331	220

Cash flows from financing activities:
Advances from affiliate	--	63
Repayment of advances from affiliate	--	(86)
Net cash used in financing activities	--	(23)

Net increase in cash and cash equivalents	1	108

Cash and cash equivalents, beginning of period	135	1

Cash and cash equivalents, end of period	$ 136	$ 109

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring items) necessary to present fairly the financial position as of September 30, 2011, and the results of operations and changes in cash flows for the nine months ended September 30, 2011 and 2010, respectively. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.

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

At September 30, 2011 and December 31, 2010, the Partnership had outstanding 23,646 limited partnership interests.

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

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss to the extent that the carrying value exceeds the estimated fair value. The Partnership recognized an impairment loss of $120,000 during the nine months ended September 30, 2010 (see Note 2). No adjustments for impairment of value were recorded during the nine months ended September 30, 2011.

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

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners’ share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 23,646 and 23,707 for the three and nine months ended September 30, 2011 and 2010, respectively.

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

At September 30, 2011 and December 31, 2010, the Partnership holds variable interests in five and nine VIEs, respectively, for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

The five VIEs at September 30, 2011 consist of Local Partnerships that are directly engaged in the ownership and management of five apartment properties with a total of 182 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at September 30, 2011 and December 31, 2010. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL PARTNERSHIPS

At September 30, 2011, the Partnership holds limited partnership interests in five Local Partnerships, located in three states, that own residential projects consisting of 182 apartment units. At December 31, 2010 the Partnership held limited partnership interests in nine Local Partnerships, located in five states and Puerto Rico, that owned residential projects consisting of 534 apartment units. The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income. During the nine months ended September 30, 2011 the Partnership received operating distributions of approximately $60,000 from four Local Partnerships in which it does not have an investment balance, which were recognized as income. During the nine months ended September 30, 2010 the Partnership received operating distributions of approximately $56,000 from three Local Partnerships in which it does not have an investment balance, which were recognized as income. During the nine months ended September 30, 2010, the Partnership received an operating distribution of approximately $15,000 from one Local Partnership in which it did have an investment balance, which was recognized as a reduction of the Partnership’s investment balance. The Partnership also received a distribution of approximately $201,000 from the same Local Partnership during the three and nine months ended September 30, 2010, from the sale of the Local Partnership’s investment property in August 2010, which was recognized as a reduction of the Partnership’s investment balance.

At times, advances are made to Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. There were no advances from the Partnership to Local Partnerships during the nine months ended September 30, 2011 and 2010. While not obligated to make any advances to any of the Local Partnerships, the Partnership may make advances in order to protect its economic investment in the Local Partnerships. During the nine months ended September 30, 2010, the Partnership received repayment of an advance of approximately $3,000 from one Local Partnership, Tyrone Elderly. The repayment of advance was recognized as income on the accompanying statements of operations. No advances were repaid by Local Partnerships during the nine months ended September 30, 2011.

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

As of September 30, 2011 and December 31, 2010, the investment balance in the five and nine Local Partnerships, respectively, had been reduced to zero.

The following are estimated unaudited condensed statements of operations for the three and nine months ended September 30, 2011 and 2010 for Grand Meadows, the only remaining investment in Local Partnership for which information is available (2010 amounts exclude the operations of Tyrone Elderly due to the sale of its investment property in August 2010, Grinnell Park and North Liberty for which the Partnership sold its interests in January 2010 and in addition both 2011 and 2010 amounts exclude the operations of Rolling Hills for which the Partnership sold its interest in May 2011, Apple Tree, Kimberly Court and Torres de Plata I for which the Partnership sold its interests in June 2011 and Summit I, II and III and Glenark Landing, for which no information is available) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Rental and other income	$ 125	$ 122	$ 353	$ 346

Expenses:
Depreciation and amortization	24	26	72	77
Interest	40	41	121	124
Operating	62	52	199	200
Total expenses	126	119	392	401
Income (loss) from continuing
operations	$ (1)	$ 3	$ (39)	$ (55)

Blue Lake

In 2003, the property owned by Blue Lake was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership filed an action against the Local Operating General Partner of the Local Partnership in 2003. Trial was scheduled for May 2008, however, the matter was settled prior to the trial date.  The terms of the settlement agreement include a payment of $300,000 to be paid in quarterly installments. The first installment of $100,000 was received in July 2008 and was recognized as other income during the year ended December 31, 2008.  The remaining installments of $50,000 each were due on a quarterly basis beginning September 30, 2008. On October 23, 2008, the Partnership obtained a judgment for approximately $1,000,000 against the Local Operating General Partner of the Local Partnership as a result of the unpaid September 30, 2008 installment. The Partnership is taking action to collect the judgment. The Partnership had no investment in the Blue Lake Local Partnership at September 30, 2011 and December 31, 2010. Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns.

Grinnell Park and North Liberty

On January 22, 2010 the Partnership sold its limited partnership interests in two Local Partnerships, Grinnell Park Apartments and North Liberty Park, LP Apartments (“Grinnell Park” and “North Liberty”, respectively) for a total sales price of $16,000, which was recognized as gain from sales of limited partnership interests in Local Partnerships during the nine months ended September 30, 2010. The Partnership’s investment balance in both Grinnell Park and North Liberty was zero at September 30, 2011 and December 31, 2010.

Tyrone Elderly

On August 25, 2010, a Local Partnership, Tyrone Elderly Limited Partnership (“Tyrone Elderly”), sold its investment property to a third party for a total sales price of approximately $2,800,000. The mortgage was assumed by the buyer. The Partnership received distributions of approximately $247,000 from the sale proceeds, of which approximately $201,000 was recognized as a reduction of investment balance during the three and nine months ended September 30, 2010, and approximately $46,000 was recognized as income during the fourth quarter of 2010. Prior to the sale, the Partnership determined that the carrying amount of its limited partnership investment in Tyrone Elderly exceeded the estimated distribution the Partnership expected to receive from the sale and recognized an impairment loss of $120,000 during the nine months ended September 30, 2010. The Partnership also recognized equity in loss and amortization of acquisition costs of approximately $12,000 and $32,000 from Tyrone Elderly during the three and nine months ended September 30, 2010, respectively. The Partnership’s investment balance in Tyrone Elderly was zero at September 30, 2011 and December 31, 2010.

Rolling Hills

On May 25, 2011, the Partnership sold its limited partnership interest in Rolling Hills Apartments, LP, a Local Partnership, for a sales price of $300,000, which was recognized as gain from sales of limited partnership interests in Local Partnerships during the nine months ended September 30, 2011. The Partnership’s investment balance in Rolling Hills was zero at September 30, 2011 and December 31, 2010.

Apple Tree and Kimberly Court

On June 7, 2011, the Partnership sold its limited partnership interest in two Local Partnerships, Apple Tree Associates and Kimberly Court Associates (“Apple Tree” and “Kimberly Court”, respectively) for a total sales price of $6,000, which was recognized as gain from sales of limited partnership interests in Local Partnerships during the nine months ended September 30, 2011. The Partnership’s investment balance in both Apple Tree and Kimberly Court was zero at September 30, 2011 and December 31, 2010.

Torres del Plata I

On June 15, 2011, the Partnership sold its limited partnership interest in Torres del Plata I LP, a Local Partnership, for a sales price of approximately $25,000, which was recognized as gain from sales of limited partnership interests in Local Partnerships during the nine months ended September 30, 2011. The Partnership’s investment balance in Torres del Plata I was zero at September 30, 2011 and December 31, 2010.

NOTE 3 – TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Amended and Restated Agreement of the Limited Partnership, the Partnership is obligated to the General Partner for the following fees:

(a)   An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) as of the beginning of the year is payable to the General Partner. For the nine months ended September 30, 2011 and 2010, approximately $121,000 and $140,000, respectively, has been expensed. During the nine months ended September 30, 2011, approximately $130,000 of partnership management fees were paid from the proceeds received from the Partnership’s sale of its limited partnership interest in Rolling Hills. There were no payments made during the nine months ended September 30, 2010. At September 30, 2011 and December 31, 2010, approximately $1,098,000 and $1,107,000, respectively, is owed to the General Partner and is included in accrued fees due to affiliates.

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

(c)   The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $31,000 and $45,000 for the nine months ended September 30, 2011 and 2010, respectively, and is included in general and administrative expenses. During the nine months ended September 30, 2011, the Partnership paid all outstanding reimbursements of approximately $184,000 from the proceeds received from sale of its limited partnership interest in Rolling Hills, Torres del Plata I, Apple Tree and Kimberly Court. During the nine months ended September 30, 2010, approximately $40,000 of reimbursements were paid to NAPICO from a distribution received from the sale of the investment property owned by Tyrone Elderly. At December 31, 2010, approximately $153,000 was owed to NAPICO and was included in accrued fees due to affiliates. There were no such fees owed at September 30, 2011.

As of September 30, 2011, the fees due to the General Partner exceeded the Partnership’s cash. The Partnership Agreement provides that the fees due to the General Partner may only be paid from the Partnership’s available cash, however, the Partnership still remains liable for all such amounts.

NTC, or another affiliate of the General Partner, is the Local Operating General Partner in three of the Partnership's five Local Partnerships.  In addition, NTC is either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner managed one property owned by a Local Partnership, Tyrone Elderly, during the nine months ended September 30, 2010. The Local Partnership paid the affiliate property management fees in the amount of 5 percent of their gross rental revenues.  The amount paid was approximately $26,000 for the nine months ended September 30, 2010. Tyrone Elderly sold its investment property on August 25, 2010.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. Accordingly during the nine months ended September 30, 2010, an affiliate of the General Partner advanced the Partnership approximately $63,000 to fund partnership operating expenses. The advances bore interest at prime plus 2% and incurred interest expense of approximately $3,000 for the nine months ended September 30, 2010, which is included in general and administrative expenses. During the nine months ended September 30, 2010 the Partnership repaid all outstanding advances and associated accrued interest of approximately $90,000 from a distribution received from the sale of the investment property owned by Tyrone Elderly. There were no advances during the nine months ended September 30, 2011. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At September 30, 2011, the Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

As of September 30, 2011 and December 31, 2010, the Partnership had cash and cash equivalents of approximately $136,000 and $135,000, respectively. The increase in cash and cash equivalents of approximately $1,000 is due to approximately $331,000 of cash provided by investing activities, partially offset by approximately $330,000 of cash used in operating activities. Cash provided by investing activities consisted of proceeds from the sales of limited partnership interests in Local Partnerships.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. Accordingly during the nine months ended September 30, 2010, an affiliate of the General Partner advanced the Partnership approximately $63,000 to fund partnership operating expenses. The advances bore interest at prime plus 2% and incurred interest expense of approximately $3,000 for the nine months ended September 30, 2010, which is included in general and administrative expenses. During the nine months ended September 30, 2010 the Partnership repaid all outstanding advances and associated accrued interest of approximately $90,000 from a distribution received from the sale of the investment property owned by Tyrone Elderly. There were no advances during the nine months ended September 30, 2011. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income. During the nine months ended September 30, 2011 the Partnership received operating distributions of approximately $60,000 from four Local Partnerships in which it does not have an investment balance, which were recognized as income. During the nine months ended September 30, 2010 the Partnership received operating distributions of approximately $56,000 from three Local Partnerships in which it does not have an investment balance, which were recognized as income. During the nine months ended September 30, 2010, the Partnership received an operating distribution of approximately $15,000 from one Local Partnership in which it did have an investment balance, which was recognized as a reduction of the Partnership’s investment balance. The Partnership also received a distribution of approximately $201,000 from the same Local Partnership during the three and nine months ended September 30, 2010, from the sale of the Local Partnership’s investment property in August 2010, which was recognized as a reduction of the Partnership’s investment balance.

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

Results of Operations

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to providing additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balances until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the statements of operations. During the nine months ended September 30, 2011 the Partnership received operating distributions of approximately $60,000 from four Local Partnerships in which it does not have an investment balance, which were recognized as income. During the nine months ended September 30, 2010 the Partnership received operating distributions of approximately $56,000 from three Local Partnerships in which it does not have an investment balance, which were recognized as income. During the nine months ended September 30, 2010, the Partnership received an operating distribution of approximately $15,000 from one Local Partnership in which it did have an investment balance, which was recognized as a reduction of the Partnership’s investment balance. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships. During the three and nine months ended September 30, 2010, the Partnership recognized equity in loss and amortization of acquisition costs of approximately $12,000 and $32,000, from one Local Partnership, Tyrone Elderly. The investment property owned by Tyrone Elderly was sold August 25, 2010. There was no equity in loss and amortization of acquisition costs recognized during the nine months ended September 30, 2011.

At times, advances are made to Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. There were no advances from the Partnership to the Local Partnerships during the nine months ended September 30, 2011 and 2010. While not obligated to make any advances to any of the Local Partnerships, the Partnership may make advances in order to protect its economic investment in the Local Partnerships. During the nine months ended September 30, 2010, the Partnership received repayment of an advance of approximately $3,000 from one Local Partnership, Tyrone Elderly. The repayment of advance was recognized as income on the statements of operations. No advances were repaid by Local Partnerships during the nine months ended September 30, 2011.

As of September 30, 2011 and December 31, 2010, the investment balance in the five and nine Local Partnerships, respectively, had been reduced to zero.

The Partnership’s net loss for the three months ended September 30, 2011 was approximately $71,000 and net income for the nine months ended September 30, 2011 was approximately $166,000, compared to a net loss of approximately $99,000 and $335,000 for the three and nine months ended September 30, 2010, respectively. The increase in net income for the nine month period was due to increases in gain on sales of limited partnership interests in Local Partnerships, distributions from Local Partnerships and decreases in total operating expenses, equity in loss of Local Partnerships and amortization of acquisition costs and the recognition of an impairment loss in 2010. The decrease in net loss for the three month period was due to decreases in total operating expenses and equity in loss of Local Partnerships and amortization of acquisition costs.

An annual management fee is payable to the General Partner and is calculated at 0.5 percent of the original invested assets of the remaining partnerships.  The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of the Partnership's affairs. Management fees were approximately $40,000 and $121,000 for the three and nine months ended September 30, 2011, respectively, and approximately $47,000 and $140,000 for the three and nine months ended September 30, 2010, respectively. The decrease in management fees for both periods is due to the sales of limited partnership interests in two Local Partnerships, Grinnell Park and North Liberty in 2010 and the sale of the investment property owned by Tyrone Elderlyin 2010.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. For the three months ended September 30, 2011 and 2010, legal and accounting fees were approximately $16,000 and $17,000, respectively, and general and administrative expenses were approximately $15,000 and $23,000, respectively. For the nine months ended September 30, 2011 and 2010, legal and accounting fees were approximately $56,000 and $54,000, respectively, and general and administrative expenses were approximately $48,000 and $64,000, respectively. The decrease in general and administrative expenses for both the three and nine month periods is primarily due to a decrease in the cost of services included in the management reimbursements paid to the General Partner as allowed under the Partnership Agreement and a decrease in interest expense incurred on advances.

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

Blue Lake

In 2003, the property owned by Blue Lake was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership filed an action against the Local Operating General Partner of the Local Partnership in 2003. Trial was scheduled for May 2008, however, the matter was settled prior to the trial date.  The terms of the settlement agreement include a payment of $300,000 to be paid in quarterly installments. The first installment of $100,000 was received in July 2008 and was recognized as other income during the year ended December 31, 2008.  The remaining installments of $50,000 each were due on a quarterly basis beginning September 30, 2008. On October 23, 2008, the Partnership obtained a judgment for approximately $1,000,000 against the Local Operating General Partner of the Local Partnership as a result of the unpaid September 30, 2008 installment. The Partnership is taking action to collect the judgment. The Partnership had no investment in the Blue Lake Local Partnership at September 30, 2011 and December 31, 2010. Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns.

Grinnell Park and North Liberty

On January 22, 2010 the Partnership sold its limited partnership interests in two Local Partnerships, Grinnell Park Apartments and North Liberty Park, LP Apartments (“Grinnell Park” and “North Liberty”, respectively) for a total sales price of $16,000, which was recognized as gain from sales of limited partnership interests in Local Partnerships during the nine months ended September 30, 2010. The Partnership’s investment balance in both Grinnell Park and North Liberty was zero at September 30, 2011 and December 31, 2010.

Tyrone Elderly

On August 25, 2010, a Local Partnership, Tyrone Elderly Limited Partnership (“Tyrone Elderly”), sold its investment property to a third party for a total sales price of approximately $2,800,000. The mortgage was assumed by the buyer. The Partnership received distributions of approximately $247,000 from the sale proceeds, of which approximately $201,000 was recognized as a reduction of investment balance during the three and nine months ended September 30, 2010, and approximately $46,000 was recognized as income during the fourth quarter of 2010. Prior to the sale, the Partnership determined that the carrying amount of its limited partnership investment in Tyrone Elderly exceeded the estimated distribution the Partnership expected to receive from the sale and recognized an impairment loss of $120,000 during the nine months ended September 30, 2010. The Partnership also recognized equity in loss and amortization of acquisition costs of approximately $12,000 and $32,000 from Tyrone Elderly during the three and nine months ended September 30, 2010, respectively. The Partnership’s investment balance in Tyrone Elderly was zero at September 30, 2011 and December 31, 2010.

Rolling Hills

On May 25, 2011, the Partnership sold its limited partnership interest in Rolling Hills Apartments, LP, a Local Partnership, for a sales price of $300,000, which was recognized as gain from sales of limited partnership interests in Local Partnerships during the nine months ended September 30, 2011. The Partnership’s investment balance in Rolling Hills was zero at September 30, 2011 and December 31, 2010.

Apple Tree and Kimberly Court

On June 7, 2011, the Partnership sold its limited partnership interest in two Local Partnerships, Apple Tree Associates and Kimberly Court Associates (“Apple Tree” and “Kimberly Court”, respectively) for a total sales price of $6,000, which was recognized as gain from sales of limited partnership interests in Local Partnerships during the nine months ended September 30, 2011. The Partnership’s investment balance in both Apple Tree and Kimberly Court was zero at September 30, 2011 and December 31, 2010.

Torres del Plata I

On June 15, 2011, the Partnership sold its limited partnership interest in Torres del Plata I LP, a Local Partnership, for a sales price of approximately $25,000, which was recognized as gain from sales of limited partnership interests in Local Partnerships during the nine months ended September 30, 2011. The Partnership’s investment balance in Torres del Plata I was zero at September 30, 2011 and December 31, 2010.

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

Other

Aimco and its affiliates owned 437 limited partnership interests in the Partnership representing 1.85% of the outstanding interests at September 30, 2011. It is possible that Aimco or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Aimco as its sole stockholder.

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

At September 30, 2011 and December 31, 2010, the Partnership holds variable interests in five and nine VIEs, respectively, for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

The five VIEs at September 30, 2011 consist of Local Partnerships that are directly engaged in the ownership and management of five apartment properties with a total of 182 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at September 30, 2011 and December 31, 2010. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

NATIONAL TAX CREDIT PARTNERS L.P.
(a California limited partnership)

By: National Partnership Investments Corp.
General Partner

Date: November 7, 2011	By: /s/John McGrath
John McGrath
Senior Vice President, equivalent of the
chief executive officer of the Partnership

Date: November 7, 2011	By: /s/Stephen B. Waters
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

101        XBRL (Extensible Business Reporting Language). The following materials from National Tax Credit Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ deficit, (iv) statements of cash flows, and (v) notes to financial statements (1)

(1)        As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.