Form 10-Q/A
period 2011-09-30
NATIONAL TAX CREDIT PARTNERS L P
filed 2011-11-07
CIK 847415

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

Explanatory Note

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of National Tax Credit Partners, L.P. for the quarter ended September 30, 2011 filed on November 7, 2011 (the “Form 10-Q”) for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T.

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

101**       XBRL (Extensible Business Reporting Language). The following materials from National Tax Credit Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ deficit, (iv) statements of cash flows, and (v) notes to financial statements. (1)

(1)         As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

* Previously filed or furnished with National Tax Credit Partners, L.P.’s Form 10-Q filed on November 7, 2011.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this Quarterly Report on Form 10-Q/A shall be deemed “furnished” and not “filed”.