Form 10-K
period 2011-12-31
NATIONAL TAX CREDIT PARTNERS L P
filed 2012-03-30
CIK 847415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

80 International Drive, PO Box 1089

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

On January 31, 2012, an affiliate of the General Partner entered into a management agreement with a third party management services company for the management of a portfolio of approximately 147 properties with 10,184 units held by entities, including the Partnership, in which Aimco and its affiliates have minority limited and general partner interests. On January 31, 2012, an affiliate of the General Partner also entered into an option agreement with the management services company pursuant to which it granted the company the exclusive option, for a period ending on December 27, 2013, to purchase the minority interests in the portfolio held by Aimco and its affiliates. Aimco expects the sale of such interests to be completed later this year, pending the satisfaction of certain closing conditions.

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

Item 1A.    Risk Factors.

Not applicable.

Item 2.     Properties.

The following is a schedule of the occupancy status as of December 31, 2011 and 2010, of the Apartment Complexes owned by Local Partnerships in which NTCP is a limited partner.

                    SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS

                            IN WHICH NTCP HAS AN INVESTMENT

                                   DECEMBER 31, 2011

		Units
		Authorized For	Percentage of	Percentage of

		Rental	Total Units	Total Units
	No. of	Assistance Under	Occupied	Occupied

Name and Location

	Units	Section 8 (A)	2011	2010

Glenark
Woonsocket, RI	67	--	98%	100%

Grand Meadows
Grand Blanc, MI	64	--	90%	98%

SummitI – Wallace
Philadelphia, PA	17	--	(B)	(B)

Summit II – Bergdoll
Philadelphia, PA	9	--	(B)	(B)

Summit III – Chandler
Philadelphia, PA	25	--	(B)	(B)

TOTAL	182	--

(A)           Section 8 of Title II of the Housing and Community Development Act of 1974.

(B)           Information is not available.

Ownership Percentages

The following table details the Partnership ownership percentages of the Local Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Partnerships as of December 31, 2011.

		Original
		Cost of
	NTCP Percentage	Ownership	Mortgage
Partnership Name	Interest	Interest	Notes
		(in thousands)
Glenark Associates, LP	5%	$ 3,200	$ (A)
Grand Meadows II LDHA LP	98.90%	1,585	1,549
Art Museum – Wallace	99%	1,550	(A)
Art Museum – Bergdoll	99%	603	(A)
Art Museum - Chandler	99%	1,985	(A)
Total – December 31, 2011		$ 8,923	$ 1,549

(A)   Information is not available.

Item 3.     Legal Proceedings.

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

Item 4.     Mine Safety Disclosures.

Not applicable.

PART II

Item 5.     Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by PaineWebber Incorporated.  It is not anticipated that any active public market will develop for the purchase and sale of any Limited Partnership Interest, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership.  Limited Partnership Interests may not be transferred but can be assigned only if certain requirements in the Partnership Agreement are satisfied.  At December 31, 2011, there were 3,056 registered holders of 23,596 Limited Partnership Interests in NTCP. The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Partnerships and then such distributions, if any, may be limited. Distributions have not been made from the inception of the Partnership to December 31, 2011.

Aimco and its affiliates owned 437 limited partnership interests in the Partnership representing 1.85% of the outstanding interests at December 31, 2011. It is possible that Aimco or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Aimco as its sole stockholder.

Item 6.     Selected Financial Data.

Not applicable.

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

As of December 31, 2011 and 2010, the Partnership had cash and cash equivalents of approximately $110,000 and $135,000, respectively. The decrease in cash and cash equivalents of approximately $25,000 is due to approximately $356,000 of cash used in operating activities, partially offset by approximately $331,000 of cash provided by investing activities. Cash provided by investing activities consisted of proceeds from the sales of limited partnership interests in Local Partnerships.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. Accordingly during the year ended December 31, 2010, an affiliate of the General Partner advanced the Partnership approximately $63,000 to fund partnership operating expenses. The advances bore interest at prime plus 2% and incurred interest expense of approximately $3,000 for the year ended December 31, 2010, which is included in general and administrative expenses. During the year ended December 31, 2010, the Partnership repaid all outstanding advances and associated accrued interest of approximately $90,000 from a distribution received from the sale of the investment property owned by Tyrone Elderly. There were no advances during the year ended December 31, 2011. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income. During the year ended December 31, 2011 the Partnership received operating distributions of approximately $60,000 from four Local Partnerships in which it does not have an investment balance, which were recognized as income. During the year ended December 31, 2010, the Partnership received operating distributions of approximately $57,000 from three Local Partnerships in which it does not have an investment balance, which were recognized as income. During the year ended December 31, 2010, the Partnership received an operating distribution of approximately $15,000 from one Local Partnership in which it did have an investment balance, which was recognized as a reduction of the Partnership’s investment balance. The Partnership also received distributions of approximately $247,000 from the same Local Partnership during the year ended December 31, 2010, from the sale of the Local Partnership’s investment property in August 2010, of which approximately $201,000 was recognized as a reduction of the Partnership’s investment balance and approximately $46,000 was recognized as income.

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

Results of Operations

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, and is not otherwise committed to providing additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balances until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the statements of operations. During the year ended December 31, 2011 the Partnership received operating distributions of approximately $60,000 from four Local Partnerships in which it does not have an investment balance, which were recognized as income. During the year ended December 31, 2010, the Partnership received operating distributions of approximately $57,000 from three Local Partnerships in which it does not have an investment balance, which were recognized as income. During the year ended December 31, 2010, the Partnership received an operating distribution of approximately $15,000 from one Local Partnership in which it did have an investment balance, which was recognized as a reduction of the Partnership’s investment balance. The Partnership also received distributions of approximately $247,000 from the same Local Partnership during the year ended December 31, 2010, from the sale of the Local Partnership’s investment property in August 2010, of which approximately $201,000 was recognized as a reduction of the Partnership’s investment balance and approximately $46,000 was recognized as income. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships. During the year ended December 31, 2010, the Partnership recognized equity in loss and amortization of acquisition costs of approximately $32,000, from one Local Partnership, Tyrone Elderly. The investment property owned by Tyrone Elderly was sold August 25, 2010. There was no equity in loss and amortization of acquisition costs recognized during the year ended December 31, 2011.

At times, advances are made to Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. There were no advances from the Partnership to the Local Partnerships during the years ended December 31, 2011 and 2010. While not obligated to make any advances to any of the Local Partnerships, the Partnership may make advances in order to protect its economic investment in the Local Partnerships. During the year ended December 31, 2010, the Partnership received repayment of an advance of approximately $3,000 from one Local Partnership, Tyrone Elderly. The repayment of advance was recognized as income on the statements of operations. No advances were repaid by Local Partnerships during the year ended December 31, 2011.

As of December 31, 2011 and 2010, the investment balance in the five and nine Local Partnerships, respectively, had been reduced to zero.

The Partnership’s net income for the year ended December 31, 2011 was approximately $94,000, compared to a net loss of approximately $374,000 for the year ended December 31, 2010. The increase in net income was due to increases in gain on sales of limited partnership interests in Local Partnerships, decreases in total operating expenses, equity in loss of Local Partnerships and amortization of acquisition costs and the recognition of an impairment loss in 2010, partially offset by a decrease in return of advances to Local Partnerships recognized as income and distributions from Local Partnerships.

An annual management fee is payable to the General Partner and is calculated at 0.5 percent of the original invested assets of the remaining partnerships. The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of the Partnership's affairs. Management fees were approximately $162,000 and $187,000 for the years ended December 31, 2011 and 2010, respectively. The decrease in management fees is due to the sales of limited partnership interests in two Local Partnerships, Grinnell Park and North Liberty in 2010 and the sale of the investment property owned by Tyrone Elderly in 2010.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. For the years ended December 31, 2011 and 2010, legal and accounting fees were approximately $70,000 and $72,000, respectively, and general and administrative expenses were approximately $65,000 and $85,000, respectively. The decrease in general and administrative expenses is primarily due to a decrease in the cost of services included in the management reimbursements paid to the General Partner as allowed under the Partnership Agreement and a decrease in interest expense incurred on advances.

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

Blue Lake

In 2003, the property owned by Blue Lake was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership filed an action against the Local Operating General Partner of the Local Partnership in 2003. Trial was scheduled for May 2008, however, the matter was settled prior to the trial date.  The terms of the settlement agreement include a payment of $300,000 to be paid in quarterly installments. The first installment of $100,000 was received in July 2008 and was recognized as other income during the year ended December 31, 2008.  The remaining installments of $50,000 each were due on a quarterly basis beginning September 30, 2008. On October 23, 2008, the Partnership obtained a judgment for approximately $1,000,000 against the Local Operating General Partner of the Local Partnership as a result of the unpaid September 30, 2008 installment. The Partnership is taking action to collect the judgment. The Partnership had no investment in the Blue Lake Local Partnership at December 31, 2011 and 2010. Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns.

Grinnell Park and North Liberty

On January 22, 2010, the Partnership sold its limited partnership interests in two Local Partnerships, Grinnell Park Apartments and North Liberty Park, LP Apartments (“Grinnell Park” and “North Liberty”, respectively) for a total sales price of $16,000, which was recognized as gain from sales of limited partnership interests in Local Partnerships during the year ended December 31, 2010. The Partnership’s investment balance in both Grinnell Park and North Liberty was zero at December 31, 2011 and 2010.

Tyrone Elderly

On August 25, 2010, a Local Partnership, Tyrone Elderly Limited Partnership (“Tyrone Elderly”), sold its investment property to a third party for a total sales price of approximately $2,800,000. The mortgage was assumed by the buyer. The Partnership received distributions of approximately $247,000 from the sale proceeds, of which approximately $201,000 was recognized as a reduction of investment balance and approximately $46,000 was recognized as income during the year ended December 31, 2010. Prior to the sale, the Partnership determined that the carrying amount of its limited partnership investment in Tyrone Elderly exceeded the estimated distribution the Partnership expected to receive from the sale and recognized an impairment loss of $120,000 during the year ended December 31, 2010. The Partnership also recognized equity in loss and amortization of acquisition costs of approximately $32,000 from Tyrone Elderly during the year ended December 31, 2010. The Partnership’s investment balance in Tyrone Elderly was zero at December 31, 2011 and 2010.

Rolling Hills

On May 25, 2011, the Partnership sold its limited partnership interest in Rolling Hills Apartments, LP, a Local Partnership, for a sales price of $300,000, which was recognized as gain from sales of limited partnership interests in Local Partnerships during the year ended December 31, 2011. The Partnership’s investment balance in Rolling Hills was zero at December 31, 2011 and 2010.

Apple Tree and Kimberly Court

On June 7, 2011, the Partnership sold its limited partnership interest in two Local Partnerships, Apple Tree Associates and Kimberly Court Associates (“Apple Tree” and “Kimberly Court”, respectively) for a total sales price of $6,000, which was recognized as gain from sales of limited partnership interests in Local Partnerships during the year ended December 31, 2011. The Partnership’s investment balance in both Apple Tree and Kimberly Court was zero at December 31, 2011 and 2010.

Torres del Plata I

On June 15, 2011, the Partnership sold its limited partnership interest in Torres del Plata I LP, a Local Partnership, for a sales price of approximately $25,000, which was recognized as gain from sales of limited partnership interests in Local Partnerships during the year ended December 31, 2011. The Partnership’s investment balance in Torres del Plata I was zero at December 31, 2011 and 2010.

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

At December 31, 2011 and 2010, the Partnership holds variable interests in five and nine VIEs, respectively, for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

The five VIEs at December 31, 2011 consist of Local Partnerships that are directly engaged in the ownership and management of five apartment properties with a total of 182 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at December 31, 2011 and 2010. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.     Financial Statements and Supplementary Data.

NATIONAL TAX CREDIT PARTNERS, L.P.

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets - December 31, 2011 and 2010

Statements of Operations - Years ended December 31, 2011 and 2010

Statements of Changes in Partners' Deficit - Years ended December 31, 2011 and 2010

Statements of Cash Flows - Years ended December 31, 2011 and 2010

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

National Tax Credit Partners, L.P.

We have audited the accompanying balance sheets of National Tax Credit Partners, L.P. as of December 31, 2011 and 2010, and the related statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Tax Credit Partners, L.P. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

March 30, 2012

NATIONAL TAX CREDIT PARTNERS, L.P.

BALANCE SHEETS

(In thousands)

	December 31,
	2011	2010
Assets

Investments in and advances to Local Partnerships	$ --	$ --
Cash and cash equivalents	110	135
Total assets	$ 110	$ 135

Liabilities and Partners' Deficit

Liabilities:
Accounts payable and accrued expenses	$ 37	$ 35
Accrued fees due to affiliates	1,139	1,260
Total liablities	1,176	1,295

Contingencies	--	--

Partners' deficit
General partner	(529)	(530)
Limited partners	(537)	(630)
Total partners’ deficit	(1,066)	(1,160)
Total liabilities and partners' deficit	$ 110	$ 135

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF OPERATIONS

(In thousands, except per interest data)

	Years Ended December 31,
	2011	2010

Revenues	$ --	$ --

Operating expenses:
Management fees – general partner	162	187
General and administrative	65	85
Legal and accounting	70	72
Total operating expenses	297	344

Loss from Partnership operations	(297)	(344)
Gain from sales of limited partnership interests in
Local Partnerships	331	16
Distributions from Local Partnerships recognized
as income	60	103
Recovery of advance to Local Partnership previously
recognized as expense	--	3
Impairment loss	--	(120)
Equity in loss of Local Partnership and
amortization of acquisition costs	--	(32)

Net income (loss)	$ 94	$ (374)

Net income (loss) allocated to general partner (1%)	$ 1	$ (4)
Net income (loss) allocated to limited partners (99%)	$ 93	$ (370)

Net income (loss) per limited partnership interest	$ 3.93	$ (15.61)

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(In thousands)

	General	Limited
	Partner	Partners	Total

Partners' deficit,
December 31, 2009	$ (526)	$ (260)	$ (786)

Net income (loss) for the year ended
December 31, 2010	(4)	(370)	(374)

Partners' deficit,
December 31, 2010	(530)	(630)	(1,160)

Net income (loss) for the year ended
December 31, 2011	1	93	94

Partners' deficit,
December 31, 2011	$ (529)	$ (537)	$(1,066)

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$ 94	$ (374)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Equity in loss of Local Partnerships and amortization
of acquisition costs	--	32
Distributions from Local Partnerships recognized as
a return on investment	--	15
Distribution from Local Partnership recognized as a
return of investment	--	(46)
Impairment loss	--	120
Recovery of advances to Local Partnerships previously
recognized as expense	--	(3)
Gain from sales of limited partnership interests in
Local Partnerships	(331)	(16)
Changes in accounts:
Accounts payable and accrued expenses	2	(42)
Accrued fees due to affiliates	(121)	206
Due to affiliate	--	(1)
Net cash used in operating activities	(356)	(109)

Cash flows from investing activities:
Distribution received from sale of Local Partnership
property	--	247
Proceeds from sales of limited partnership interests in
Local Partnerships	331	16
Recovery of advance to Local Partnerships	--	3
Net cash provided by investing activities	331	266

Cash flows from financing activities:
Advances from affiliate	--	63
Repayment of advance from affiliate	--	(86)
Net cash used in financing activities	--	(23)

Net increase (decrease) in cash and cash equivalents	(25)	134

Cash and cash equivalents, beginning of year	135	1

Cash and cash equivalents, end of year	$ 110	$ 135

Supplemental disclosure of cash flow information:
Cash paid for interest	$ --	$ 4

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

On January 31, 2012, an affiliate of the General Partner entered into a management agreement with a third party management services company for the management of a portfolio of approximately 147 properties with 10,184 units held by entities, including the Partnership, in which Aimco and its affiliates have minority limited and general partner interests. On January 31, 2012, an affiliate of the General Partner also entered into an option agreement with the management services company pursuant to which it granted the company the exclusive option, for a period ending on December 27, 2013, to purchase the minority interests in the portfolio held by Aimco and its affiliates. Aimco expects the sale of such interests to be completed later this year, pending the satisfaction of certain closing conditions.

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

Abandoned Interests

During the years ended December 31, 2011 and 2010, the number of Limited Partnership Interests decreased by 50 and 61 interests, respectively, due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interests, a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment. At December 31, 2011 and 2010, the Partnership had outstanding 23,596 and 23,646 limited partnership interests.

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners' share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year.  The number of limited partnership interests used was 23,646 and 23,707 for the years ended December 31, 2011 and 2010, respectively.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and in bank accounts.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.  The entire cash balances at December 31, 2011 and 2010 are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss to the extent that the carrying value exceeds the estimated fair value. The Partnership recognized an impairment loss of $120,000 during the year ended December 31, 2010 (see Note 2). No adjustments for impairment of value were recorded during the year ended December 31, 2011.

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

Fair Value of Financial Instruments

ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At December 31, 2011, the Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

At December 31, 2011 and 2010, the Partnership holds variable interests in five and nine VIEs, respectively, for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

The five VIEs at December 31, 2011 consist of Local Partnerships that are directly engaged in the ownership and management of five apartment properties with a total of 182 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at December 31, 2011 and 2010. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 - Investments in and Advances to Local Partnerships

At December 31, 2011, the Partnership holds limited partnership interests in five Local Partnerships, located in three states, that own residential projects consisting of 182 apartment units. At December 31, 2010 the Partnership held limited partnership interests in nine Local Partnerships, located in five states and Puerto Rico, that owned residential projects consisting of 534 apartment units. The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, and is not otherwise committed to providing additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balances until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the statements of operations. During the year ended December 31, 2011 the Partnership received operating distributions of approximately $60,000 from four Local Partnerships in which it does not have an investment balance, which were recognized as income. During the year ended December 31, 2010, the Partnership received operating distributions of approximately $57,000 from three Local Partnerships in which it does not have an investment balance, which were recognized as income. During the year ended December 31, 2010, the Partnership received an operating distribution of approximately $15,000 from one Local Partnership in which it did have an investment balance, which was recognized as a reduction of the Partnership’s investment balance. The Partnership also received distributions of approximately $247,000 from the same Local Partnership during the year ended December 31, 2010, from the sale of the Local Partnership’s investment property in August 2010, of which approximately $201,000 was recognized as a reduction of the Partnership’s investment balance and approximately $46,000 was recognized as income.

At times, advances are made to Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. There were no advances from the Partnership to the Local Partnerships during the year ended December 31, 2011 and 2010. While not obligated to make any advances to any of the Local Partnerships, the Partnership may make advances in order to protect its economic investment in the Local Partnerships. During the year ended December 31, 2010, the Partnership received repayment of an advance of approximately $3,000 from one Local Partnership, Tyrone Elderly. The repayment of advance was recognized as income on the statements of operations. No advances were repaid by Local Partnerships during the year ended December 31, 2011.

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

As of December 31, 2011 and 2010, the investment balance in the five and nine Local Partnerships, respectively, had been reduced to zero.

Blue Lake

In 2003, the property owned by Blue Lake was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership filed an action against the Local Operating General Partner of the Local Partnership in 2003. Trial was scheduled for May 2008, however, the matter was settled prior to the trial date.  The terms of the settlement agreement include a payment of $300,000 to be paid in quarterly installments. The first installment of $100,000 was received in July 2008 and was recognized as other income during the year ended December 31, 2008.  The remaining installments of $50,000 each were due on a quarterly basis beginning September 30, 2008. On October 23, 2008, the Partnership obtained a judgment for approximately $1,000,000 against the Local Operating General Partner of the Local Partnership as a result of the unpaid September 30, 2008 installment. The Partnership is taking action to collect the judgment. The Partnership had no investment in the Blue Lake Local Partnership at December 31, 2011 and 2010. Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns.

Grinnell Park and North Liberty

On January 22, 2010, the Partnership sold its limited partnership interests in two Local Partnerships, Grinnell Park Apartments and North Liberty Park, LP Apartments (“Grinnell Park” and “North Liberty”, respectively) for a total sales price of $16,000, which was recognized as gain from sales of limited partnership interests in Local Partnerships during the year ended December 31, 2010. The Partnership’s investment balance in both Grinnell Park and North Liberty was zero at December 31, 2011 and 2010.

Tyrone Elderly

On August 25, 2010, a Local Partnership, Tyrone Elderly Limited Partnership (“Tyrone Elderly”), sold its investment property to a third party for a total sales price of approximately $2,800,000. The mortgage was assumed by the buyer. The Partnership received distributions of approximately $247,000 from the sale proceeds, of which approximately $201,000 was recognized as a reduction of investment balance and approximately $46,000 was recognized as income during the year ended December 31, 2010. Prior to the sale, the Partnership determined that the carrying amount of its limited partnership investment in Tyrone Elderly exceeded the estimated distribution the Partnership expected to receive from the sale and recognized an impairment loss of $120,000 during the year ended December 31, 2010. The Partnership also recognized equity in loss and amortization of acquisition costs of approximately $32,000 from Tyrone Elderly during the year ended December 31, 2010. The Partnership’s investment balance in Tyrone Elderly was zero at December 31, 2011 and 2010.

Rolling Hills

On May 25, 2011, the Partnership sold its limited partnership interest in Rolling Hills Apartments, LP, a Local Partnership, for a sales price of $300,000, which was recognized as gain from sales of limited partnership interests in Local Partnerships during the year ended December 31, 2011. The Partnership’s investment balance in Rolling Hills was zero at December 31, 2011 and 2010.

Apple Tree and Kimberly Court

On June 7, 2011, the Partnership sold its limited partnership interest in two Local Partnerships, Apple Tree Associates and Kimberly Court Associates (“Apple Tree” and “Kimberly Court”, respectively) for a total sales price of $6,000, which was recognized as gain from sales of limited partnership interests in Local Partnerships during the year ended December 31, 2011. The Partnership’s investment balance in both Apple Tree and Kimberly Court was zero at December 31, 2011 and 2010.

Torres del Plata I

On June 15, 2011, the Partnership sold its limited partnership interest in Torres del Plata I LP, a Local Partnership, for a sales price of approximately $25,000, which was recognized as gain from sales of limited partnership interests in Local Partnerships during the year ended December 31, 2011. The Partnership’s investment balance in Torres del Plata I was zero at December 31, 2011 and 2010.

Investee Data

The Partnership’s recorded value of its investments and its equity in the income/losses and distributions from the Local Partnerships are individually not material to the overall financial position of the Partnership. The financial information from the unaudited combined financial statements for Grand Meadows, the only remaining investment in Local Partnership for which information is available, for the years ended December 31, 2011 and 2010 and for each of the two years in the period then ended, is presented below. (2010 amounts exclude the operations of Tyrone Elderly due to the sale of its investment property in August 2010, Grinnell Park and North Liberty for which the Partnership sold its interests in January 2010 and in addition both 2011 and 2010 amounts exclude the operations of Rolling Hills for which the Partnership sold its interest in May 2011, Apple Tree, Kimberly Court and Torres de Plata I for which the Partnership sold its interests in June 2011 and Summit I, II and III and Glenark Landing, for which no information is available) (in thousands):

CONDENSED BALANCE SHEETS

OF THE LOCAL PARTNERSHIP

(in thousands)

	At December 31,
	2011	2010
Assets:	(Unaudited)	(Unaudited)
Land	$ 112	$ 112
Buildings and improvements	3,616	3,607
Accumulated depreciation	(2,094)	(2,013)
Investment property	1,634	1,706
Other assets	141	145
Total Assets	$ 1,775	$ 1,851

Liabilities and Partner's Deficit:
Liabilities:
Mortgages notes payable	$ 1,549	$ 1,596
Other liabilities	459	446
Total liabilities	2,008	2,042
Partner's deficit	(233)	(191)
Total Liabilities and Partner’s Deficit	$ 1,775	$ 1,851

CONDENSED RESULTS OF OPERATIONS

OF THE LOCAL PARTNERSHIP

(in thousands)

	Years Ended December 31,
	2011	2010
	Unaudited	Unaudited
Revenues:
Rental and other income	$ 463	$ 484
Expenses:
Operating	265	282
Interest	157	161
Depreciation and amortization	83	96
Total expenses	505	539
Loss from continuing operations	$ (42)	$ (55)

Real Estate and Accumulated Depreciation of Local Partnerships

The following is an unaudited summary of real estate, accumulated depreciation and encumbrances of the Local Partnerships (in thousands – unaudited):

Gross Amount At Which Carried
at December 31, 2011 (1)
(in thousands)

Buildings
And
Related
	Mortgage		Personal		Accumulated
Description	Notes	Land	Property	Total	Depreciation

Glenark Apts. (A)	$ --	$ --	$ --	$ --	$ --
Grand Meadows Apts.	1,549	112	3,616	3,728	2,094
Summit I Apts. (A)	--	--	--	--	--
Summit II Apts. (A)	--	--	--	--	--
Summit III Apts. (A)	--	--	--	--	--
	$ 1,549	$ 112	$ 3,616	$ 3,728	$ 2,094

(A) Information is not available for this entity.

(1) All amounts are unaudited.

Reconciliation of real estate(in thousands)

	Years Ended December 31,
	2011	2010
	(Unaudited)	(Unaudited)
Balance at beginning of year	$ 3,719	$ 3,709
Improvements during the year	9	10
Disposals	--	--
Balance at end of year	$ 3,728	$ 3,719

Reconciliation of accumulated depreciation(in thousands)

	Years Ended December 31,
	2011	2010
	(Unaudited)	(Unaudited)
Balance at beginning of year	$ 2,013	$ 1,919
Depreciation expense for the year	81	94
Disposals	--	--
Balance at end of year	$ 2,094	$ 2,013

Note 3 - Transactions with Affiliated Parties

Under the terms of the Amended and Restated Agreement of the Limited Partnership, the Partnership is obligated to the General Partner for the following fees:

(a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) as of the beginning of the year is payable to the General Partner. For the years ended December 31, 2011 and 2010, approximately $162,000 and $187,000, respectively, has been expensed. During the year ended December 31, 2011, approximately $130,000 of partnership management fees were paid from the proceeds received from the Partnership’s sale of its limited partnership interest in Rolling Hills. There were no payments made during the year ended December 31, 2010. At December 31, 2011 and 2010, approximately $1,139,000 and $1,107,000, respectively, is owed to the General Partner and is included in accrued fees due to affiliates.

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

(c) The Partnership reimburses NAPICO for certain expenses.  The reimbursement expense was approximately $41,000 and $59,000 for the years ended December 31, 2011 and 2010, respectively, and is included in general and administrative expenses. During the years ended December 31, 2011 and 2010, approximately $194,000 and $40,000, respectively, of reimbursements were paid to NAPICO. At December 31, 2011 and 2010, zero and approximately $153,000, respectively, is owed to NAPICO and is included in accrued fees due to affiliates.

As of December 31, 2011, the fees due to the General Partner exceeded the Partnership’s cash. The Partnership Agreement provides that the fees and advances due to the General Partner may only be paid from the Partnership’s available cash, however, the Partnership still remains liable for all such amounts.

NTC, or another affiliate of the General Partner, is the Local Operating General Partner in three of the Partnership's five Local Partnerships.  In addition, NTC is either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner managed one property owned by a Local Partnership, Tyrone Elderly, during the year ended December 31, 2010.  The Local Partnership paid the affiliate property management fees in the amount of 5 percent of their gross rental revenues.  The amount paid was approximately $26,000 for the year ended December 31, 2010. Tyrone Elderly sold its investment property on August 25, 2010.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. Accordingly during the year ended December 31, 2010, an affiliate of the General Partner advanced the Partnership approximately $63,000 to fund partnership operating expenses. The advances bore interest at prime plus 2% and incurred interest expense of approximately $3,000 for the year ended December 31, 2010, which is included in general and administrative expenses. During the year ended December 31, 2010, the Partnership repaid all outstanding advances and associated accrued interest of approximately $90,000 from a distribution received from the sale of the investment property owned by Tyrone Elderly. There were no advances during the year ended December 31, 2011. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

Aimco and its affiliates owned 437 limited partnership interests in the Partnership representing 1.85% of the outstanding interests at December 31, 2011. It is possible that Aimco or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Aimco as its sole stockholder.

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

A reconciliation follows:(in thousands, except per limited partnership interest):

	Years Ended December 31,
	2011	2010

Net income (loss) per financial statements	$ 94	$ (374)
Partnership fees	129	187
Other	(254)	(170)
Gain on Local Partnership disposition	11,153	274
Partnership's share of Local Partnership	(648)	(962)
Income (loss) per tax return	$ 10,474	$ (1,045)
Taxable income (loss) per limited
partnership interest	$ 441.35	$ (44.07)

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net assets and liabilities (in thousands):

	Years Ended December 31,
	2011	2010

Net liabilities as reported	$ (1,066)	$ (1,160)
Add (deduct):
Intangible (net)	2,724	2,882
Deferred offering costs	7,745	7,745
Investment in Partnerships	(6,819)	(17,324)
Other	1,908	1,875
Net assets (liabilities) – Federal tax basis	$ 4,492	$ (5,982)

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2011.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2011, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position
John Bezzant	49	Director and Executive Vice President
Ernest M. Freedman	41	Director, Executive Vice President and Chief Financial Officer
Lisa R. Cohn	43	Executive Vice President, General Counsel and Secretary
Paul Beldin	38	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	50	Senior Director of Partnership Accounting

John Bezzant was appointed as a Director of the General Partner effective December 16, 2009.  Mr. Bezzant was appointed Executive Vice President of the General Partner and Aimco in January 2011 and prior to that time was a Senior Vice President of the General Partner and Aimco since joining Aimco in June 2006. Effective February 7, 2012, Mr. Bezzant will serve as the equivalent of the chief executive officer of the Partnership. Prior to joining Aimco, Mr. Bezzant spent over 20 years with Prologis, Inc. and Catellus Development Corporation in a variety of executive positions, including those with responsibility for transactions, fund management, asset management, leasing and operations.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

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

Stephen B. Waters was appointed Senior Director of Partnership Accounting of Aimco and the General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with Aimco and serves as the equivalent of the principal financial officer of the Partnership. Mr. Waters joined Aimco as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the General Partner and Aimco in April 2004.  Prior to joining Aimco, Mr. Waters was a senior manager at Ernst & Young LLP.

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

The board of directors of the General Partner does not have a separate audit committee. As such, the board of directors of the General Partner fulfills the functions of an audit committee. The board of directors has determined that John Bezzant meets the requirement of an "audit committee financial expert".

The directors and officers of the General Partner with authority over the Partnership are all employees of subsidiaries of Aimco. Aimco has adopted a code of ethics that applies to such directors and officers that is posted on Aimco's website (www.Aimco.com). Aimco's website is not incorporated by reference to this filing.

Item 11.    Executive Compensation.

None of the directors and officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2011.

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

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Under the terms of the Amended and Restated Agreement of the Limited Partnership, the Partnership is obligated to the General Partner for the following fees:

(a) An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) as of the beginning of the year is payable to the General Partner. For the years ended December 31, 2011 and 2010, approximately $162,000 and $187,000, respectively, has been expensed. During the year ended December 31, 2011, approximately $130,000 of partnership management fees were paid from the proceeds received from the Partnership’s sale of its limited partnership interest in Rolling Hills. There were no payments made during the year ended December 31, 2010. At December 31, 2011 and 2010, approximately $1,139,000 and $1,107,000, respectively, is owed to the General Partner and is included in accrued fees due to affiliates.

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

(c) The Partnership reimburses NAPICO for certain expenses.  The reimbursement expense was approximately $41,000 and $59,000 for the years ended December 31, 2011 and 2010, respectively, and is included in general and administrative expenses. During the year ended December 31, 2011 and 2010, approximately $194,000 and $40,000, respectively, of reimbursements were paid to NAPICO. There were no payments made during the year ended December 31, 2010. At December 31, 2011 and 2010, zero and approximately $153,000, respectively, is owed to NAPICO and is included in accrued fees due to affiliates.

As of December 31, 2011, the fees due to the General Partner exceeded the Partnership’s cash. The Partnership Agreement provides that the fees and advances due to the General Partner may only be paid from the Partnership’s available cash, however, the Partnership still remains liable for all such amounts.

NTC, or another affiliate of the General Partner, is the Local Operating General Partner in three of the Partnership's five Local Partnerships.  In addition, NTC is either a special limited partner or an administrative general partner in each Local Partnership.

An affiliate of the General Partner managed one property owned by a Local Partnership, Tyrone Elderly, during the year ended December 31, 2010. The Local Partnership paid the affiliate property management fees in the amount of 5 percent of their gross rental revenues.  The amount paid was approximately $26,000 for the year ended December 31, 2010. Tyrone Elderly sold its investment property on August 25, 2010.

The General Partner is not obligated to advance funds to the Partnership for operations or to fund Partnership advances to Local Partnerships, but may voluntarily do so from time to time. Accordingly during the year ended December 31, 2010, an affiliate of the General Partner advanced the Partnership approximately $63,000 to fund partnership operating expenses. The advances bore interest at prime plus 2% and incurred interest expense of approximately $3,000 for the year ended December 31, 2010, which is included in general and administrative expenses. During the year ended December 31, 2010, the Partnership repaid all outstanding advances and associated accrued interest of approximately $90,000 from a distribution received from the sale of the investment property owned by Tyrone Elderly. There were no advances during the year ended December 31, 2011. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

Aimco and its affiliates owned 437 limited partnership interests in the Partnership representing 1.85% of the outstanding interests at December 31, 2011. It is possible that Aimco or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Aimco as its sole stockholder.

Neither of the General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 14.    Principal Accounting Fees and Services.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2012.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2011 and 2010 are described below.

Audit Fees.  Fees for audit services totaled approximately $32,000 and $38,000 for the years 2011 and 2010, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $20,000 for each of the years 2011 and 2010.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)            The following financial statements are included in Item 8:

Balance Sheets – December 31, 2011 and 2010

     Statements of Operations - Years ended December 31, 2011 and 2010

Statements of Changes in Partners' Deficit - Years ended December 31, 2011 and 2010

     Statements of Cash Flows - Years ended December 31, 2011 and 2010

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

NATIONAL TAX CREDIT PARTNERS L.P.
(a California limited partnership)

By: National Partnership Investments Corp.
General Partner

Date: March 30, 2012	By: /s/John Bezzant
John Bezzant
Executive Vice President

Date: March 30, 2012	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Executive Vice	Date: March 30, 2012
John Bezzant	President

/s/Ernest M. Freedman	Director and Executive Vice	Date: March 30, 2012
Ernest M. Freedman	President

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 30, 2012
Stephen B. Waters	Accounting

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

101         XBRL (Extensible Business Reporting Language). The following materials from National Tax Credit Partners, L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statements of changes in partners’ deficit, (iv) statements of cash flows, and (v) notes to financial statements (1)

(1)         As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.