Form 10-Q
period 2012-03-31
NATIONAL TAX CREDIT PARTNERS L P
filed 2012-05-11
CIK 847415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

NATIONAL TAX CREDIT PARTNERS, L.P.
BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31,	December 31,
	2012	2011
Assets

Investments in and advances to Local Partnerships	$ --	$ --
Cash and cash equivalents	69	110
Total assets	$ 69	$ 110

Liabilities and Partners' Deficit

Liabilities:
Accounts payable and accrued expenses	$ 14	$ 37
Accrued fees due to affiliates	1,161	1,139
Total liabilities	1,175	1,176

Contingencies	--	--

Partners' deficit:
General partner	(529)	(529)
Limited partners	(577)	(537)
Total partners’ deficit	(1,106)	(1,066)
Total liabilities and partners' deficit	$ 69	$ 110

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except per interest data)

	Three Months Ended
	March 31,
	2012	2011

Revenues	$ --	$ --

Operating expenses:
Management fees – general partner	22	40
General and administrative	5	15
Legal and accounting	13	18
Total operating expenses	40	73

Loss from Partnership operations	(40)	(73)
Distributions from Local Partnership recognized
as income	--	2

Net loss	$ (40)	$ (71)

Net loss allocated to general partner (1%)	$ --	$ (1)
Net loss allocated to limited partners (99%)	$ (40)	$ (70)

Net loss per limited partnership interest	$ (1.70)	$ (2.96)

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)
(In thousands)

	General	Limited
	Partner	Partners	Total

Partners' deficit,
December 31, 2011	$ (529)	$ (537)	$(1,066)

Net loss for the three months
ended March 31, 2012	--	(40)	(40)

Partners' deficit,
March 31, 2012	$ (529)	$ (577)	$(1,106)

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$ (40)	$ (71)
Adjustments to reconcile net loss to net cash used in
operating activities:
Changes in accounts:
Accounts payable and accrued expenses	(23)	(18)
Accrued fees due to affiliates	22	50
Net cash used in operating activities	(41)	(39)

Net decrease in cash and cash equivalents	(41)	(39)

Cash and cash equivalents, beginning of period	110	135

Cash and cash equivalents, end of period	$ 69	$ 96

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements.  Accordingly, the unaudited financial statements included herein should be reviewed in conjunction with the audited financial statements and related notes thereto contained in the National Tax Credit Partners, L.P. (the "Partnership" or "Registrant") Annual Report for the fiscal year ended December 31, 2011. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end.  The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring items) necessary to present fairly the financial position as of March 31, 2012, and the results of operations and changes in cash flows for the three months ended March 31, 2012 and 2011, respectively. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.

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

At March 31, 2012 and December 31, 2011, the Partnership had outstanding 23,596 limited partnership interests.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 23,596 and 23,646 for the three months ended March 31, 2012 and 2011, respectively.

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

At March 31, 2012 and December 31, 2011, the Partnership holds variable interests in five VIEs for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

The five VIEs at March 31, 2012 consist of Local Partnerships that are directly engaged in the ownership and management of five apartment properties with a total of 182 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at March 31, 2012 and December 31, 2011. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL PARTNERSHIPS

At both March 31, 2012 and December 31, 2011, the Partnership holds limited partnership interests in five Local Partnerships located in three states, that own residential projects consisting of 182 apartment units. The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the statements of operations. During the three months ended March 31, 2011 the Partnership received operating distributions of approximately $2,000 from one Local Partnership in which it does not have an investment balance, which was recognized as income. There were no such distributions received during the three months ended March 31, 2012.

At times, advances are made to Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. There were no advances from the Partnership to Local Partnerships during the three months ended March 31, 2012 and 2011. While not obligated to make any advances to any of the Local Partnerships, the Partnership may make advances in order to protect its economic investment in the Local Partnerships.

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

As of March 31, 2012 and December 31, 2011, the investment balance in the five Local Partnerships had been reduced to zero.

The following are estimated unaudited condensed statements of operations for the three months ended March 31, 2012 and 2011 for Grand Meadows, the only remaining investment in Local Partnership for which information is available (2011 amounts exclude the operations of Rolling Hills for which the Partnership sold its interest in May 2011, Apple Tree, Kimberly Court and Torres de Plata I for which the Partnership sold its interests in June 2011 and in addition both 2012 and 2011 amounts exclude the operations of Summit I, II and III and Glenark Landing, for which no information is available) (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Revenues:
Rental and other income	$ 116	$ 121

Expenses:
Depreciation and amortization	21	24
Interest	39	40
Operating	66	71
Total expenses	126	135
Loss from continuing operations	$ (10)	$ (14)

Blue Lake

In 2003, the property owned by Blue Lake was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership filed an action against the Local Operating General Partner of the Local Partnership in 2003. Trial was scheduled for May 2008, however, the matter was settled prior to the trial date.  The terms of the settlement agreement include a payment of $300,000 to be paid in quarterly installments. The first installment of $100,000 was received in July 2008 and was recognized as other income during the year ended December 31, 2008.  The remaining installments of $50,000 each were due on a quarterly basis beginning September 30, 2008. On October 23, 2008, the Partnership obtained a judgment for approximately $1,000,000 against the Local Operating General Partner of the Local Partnership as a result of the unpaid September 30, 2008 installment. The Partnership is taking action to collect the judgment. The Partnership had no investment in the Blue Lake Local Partnership at March 31, 2012 and December 31, 2011. Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns.

Rolling Hills

On May 25, 2011, the Partnership sold its limited partnership interest in Rolling Hills Apartments, LP, a Local Partnership, for a sales price of $300,000, which was recognized as gain from sales of limited partnership interests in Local Partnerships during the second quarter of 2011. The Partnership’s investment balance in Rolling Hills was zero at March 31, 2012 and December 31, 2011.

Apple Tree and Kimberly Court

On June 7, 2011, the Partnership sold its limited partnership interest in two Local Partnerships, Apple Tree Associates and Kimberly Court Associates (“Apple Tree” and “Kimberly Court”, respectively) for a total sales price of $6,000, which was recognized as gain from sales of limited partnership interests in Local Partnerships during the second quarter of 2011. The Partnership’s investment balance in both Apple Tree and Kimberly Court was zero at March 31, 2012 and December 31, 2011.

Torres del Plata I

On June 15, 2011, the Partnership sold its limited partnership interest in Torres del Plata I LP, a Local Partnership, for a sales price of approximately $25,000, which was recognized as gain from sales of limited partnership interests in Local Partnerships during the second quarter of 2011. The Partnership’s investment balance in Torres del Plata I was zero at March 31, 2012 and December 31, 2011.

NOTE 3 – TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Amended and Restated Agreement of the Limited Partnership, the Partnership is obligated to the General Partner for the following fees:

(a)   An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) as of the beginning of the year is payable to the General Partner. For the three months ended March 31, 2012 and 2011, approximately $22,000 and $40,000, respectively, has been expensed. At March 31, 2012 and December 31, 2011, approximately $1,161,000 and $1,139,000, respectively, is owed to the General Partner and is included in accrued fees due to affiliates.

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

(c)   The Partnership reimburses NAPICO for certain expenses. The reimbursement expense was less than $1,000 and approximately $10,000 for the three months ended March 31, 2012 and 2011, respectively, and is included in general and administrative expenses.  At March 31, 2012 and December 31, 2011, less than $1,000 and zero, respectively, is owed to NAPICO and is included in accrued fees due to affiliates.

As of March 31, 2012, the fees due to the General Partner exceeded the Partnership’s cash. The Partnership Agreement provides that the fees and advances due to the General Partner may only be paid from the Partnership’s available cash, however, the Partnership still remains liable for all such amounts.

NTC, or another affiliate of the General Partner, is the Local Operating General Partner in three of the Partnership's five Local Partnerships.  In addition, NTC is either a special limited partner or an administrative general partner in each Local Partnership.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At March 31, 2012, the Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

As of March 31, 2012 and December 31, 2011, the Partnership had cash and cash equivalents of approximately $69,000 and $110,000, respectively. The decrease in cash and cash equivalents of approximately $41,000 is due to approximately $41,000 of cash used in operating activities.

Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income. During the three months ended March 31, 2011, the Partnership received operating distributions of approximately $2,000 from one Local Partnership in which it does not have an investment balance, which is recognized as income. There were no such distributions received during the three months ended March 31, 2012.

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

Results of Operations

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to providing additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balances until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the statements of operations. During the three months ended March 31, 2011 the Partnership received operating distributions of approximately $2,000 from one Local Partnership in which it does not have an investment balance, which is recognized as income. There were no distributions received during the three months ended March 31, 2012. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships. The Partnership recognized no equity in income or loss from Local Partnerships during the three months ended March 31, 2012 and 2011.

At times, advances are made to Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. There were no advances from the Partnership to the Local Partnerships during the three months ended March 31, 2012 and 2011. While not obligated to make any advances to any of the Local Partnerships, the Partnership may make advances in order to protect its economic investment in the Local Partnerships.

As of March 31, 2012 and December 31, 2011, the investment balance in the five Local Partnerships had been reduced to zero.

The Partnership’s net loss for the three months ended March 31, 2012 was approximately $40,000 compared to approximately $71,000 for the three months ended March 31, 2011. The decrease in net loss is due to a decrease in operating expenses, partially offset by a decrease in distributions from Local Partnership recognized as income.

An annual management fee is payable to the General Partner and is calculated at 0.5 percent of the original invested assets of the remaining partnerships.  The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of the Partnership's affairs. Management fees were approximately $22,000 and $40,000 for the three months ended March 31, 2012 and 2011, respectively. The decrease in management fees is due to the sales of limited partnership interests in four Local Partnerships, Rolling Hills in May 2011 and Apple Tree, Kimberly Court and Torres de Plata I in June 2011.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. For the three months ended March 31, 2012 and 2011, legal and accounting fees were approximately $13,000 and $18,000, respectively, and general and administrative expenses were approximately $5,000 and $15,000, respectively. Legal and accounting expense decreased primarily due to a decrease in legal costs associated with the Blue Lake litigation and a review of the Partnership’s investments. The decrease in general and administrative expenses is primarily due to a decrease in the cost of services included in the management reimbursements paid to the General Partner as allowed under the Partnership Agreement.

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

Blue Lake

In 2003, the property owned by Blue Lake was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership filed an action against the Local Operating General Partner of the Local Partnership in 2003. Trial was scheduled for May 2008, however, the matter was settled prior to the trial date.  The terms of the settlement agreement include a payment of $300,000 to be paid in quarterly installments. The first installment of $100,000 was received in July 2008 and was recognized as other income during the year ended December 31, 2008.  The remaining installments of $50,000 each were due on a quarterly basis beginning September 30, 2008. On October 23, 2008, the Partnership obtained a judgment for approximately $1,000,000 against the Local Operating General Partner of the Local Partnership as a result of the unpaid September 30, 2008 installment. The Partnership is taking action to collect the judgment. The Partnership had no investment in the Blue Lake Local Partnership at March 31, 2012 and December 31, 2011. Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns.

Rolling Hills

On May 25, 2011, the Partnership sold its limited partnership interest in Rolling Hills Apartments, LP, a Local Partnership, for a sales price of $300,000, which was recognized as gain from sales of limited partnership interests in Local Partnerships during the second quarter of 2011. The Partnership’s investment balance in Rolling Hills was zero at March 31, 2012 and December 31, 2011.

Apple Tree and Kimberly Court

On June 7, 2011, the Partnership sold its limited partnership interest in two Local Partnerships, Apple Tree Associates and Kimberly Court Associates (“Apple Tree” and “Kimberly Court”, respectively) for a total sales price of $6,000, which was recognized as gain from sales of limited partnership interests in Local Partnerships during the second quarter of 2011. The Partnership’s investment balance in both Apple Tree and Kimberly Court was zero at March 31, 2012 and December 31, 2011.

Torres del Plata I

On June 15, 2011, the Partnership sold its limited partnership interest in Torres del Plata I LP, a Local Partnership, for a sales price of approximately $25,000, which was recognized as gain from sales of limited partnership interests in Local Partnerships during the second quarter of 2011. The Partnership’s investment balance in Torres del Plata I was zero at March 31, 2012 and December 31, 2011.

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

Other

Aimco and its affiliates owned 437 limited partnership interests in the Partnership representing 1.85% of the outstanding interests at March 31, 2012. It is possible that Aimco or its affiliates will acquire additional limited partnership interests in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Aimco as its sole stockholder.

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

At March 31, 2012 and December 31, 2011, the Partnership holds variable interests in five VIEs for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

The five VIEs at March 31, 2012 consist of Local Partnerships that are directly engaged in the ownership and management of five apartment properties with a total of 182 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at March 31, 2012 and December 31, 2011. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

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

NATIONAL TAX CREDIT PARTNERS L.P.
(a California limited partnership)

By: National Partnership Investments Corp.
General Partner

Date: May 11, 2012	By: /s/John Bezzant
John Bezzant
Executive Vice President

Date: May 11, 2012	By: /s/Stephen B. Waters
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

101        XBRL (Extensible Business Reporting Language). The following materials from National Tax Credit Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ deficit, (iv) statements of cash flows, and (v) notes to financial statements (1)

(1)        As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.