Form 10-Q
period 2012-09-30
NATIONAL TAX CREDIT PARTNERS L P
filed 2012-11-02
CIK 847415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

NATIONAL TAX CREDIT PARTNERS, L.P.

BALANCE SHEETS

(Unaudited)
(In thousands)

	September 30,	December 31,
	2012	2011

Assets

Investments in and advances to Local Partnerships	$ --	$ --
Cash and cash equivalents	80	110
Accounts receivable	8	--
Total assets	$ 88	$ 110

Liabilities and Partners' Deficit

Liabilities:
Accounts payable and accrued expenses	$ 32	$ 37
Accrued fees due to affiliates	1,207	1,139
Total liabilities	1,239	1,176

Contingencies	--	--

Partners' deficit:
General partner	(530)	(529)
Limited partners	(621)	(537)
Total partners’ deficit	(1,151)	(1,066)
Total liabilities and partners' deficit	$ 88	$ 110

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF OPERATIONS

 (Unaudited)

(In thousands, except per interest data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues	$ --	$ --	$ --	$ --

Operating expenses:
Management fees – general partner	22	40	66	121
General and administrative	7	15	24	48
Legal and accounting	17	16	45	56
Total operating expenses	46	71	135	225

Loss from Partnership operations	(46)	(71)	(135)	(225)
Gain from sales of limited partnership
interests in Local Partnerships	50	--	50	331
Distributions from Local Partnerships
recognized as income	--	--	--	60
Net income (loss)	$ 4	$ (71)	$ (85)	$ 166

Net income (loss) allocated to general
partner (1%)	$ --	$ --	$ (1)	$ 2
Net income (loss) allocated to limited
partners (99%)	$ 4	$ (71)	$ (84)	$ 164

Net income (loss) per limited partnership
interest	$ 0.17	$ (3.00)	$ (3.56)	$ 6.94

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

 (Unaudited)

(In thousands)

	General	Limited
	Partner	Partners	Total

Partners' deficit,
December 31, 2011	$(529)	$ (537)	$(1,066)

Net loss for the nine months
ended September 30, 2012	(1)	(84)	(85)

Partners' deficit,
September 30, 2012	$(530)	$ (621)	$(1,151)

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF CASH FLOWS

 (Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$ (85)	$ 166
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Gain from sales of limited partnership interests in
Local Partnerships	(50)	(331)
Change in accounts:
Accounts receivable	(8)	--
Accounts payable and accrued expenses	(5)	(3)
Accrued fees due to affiliates	68	(162)
Net cash used in operating activities	(80)	(330)

Cash flows provided by investing activities:
Proceeds from sales of limited partnership interests in
Local Partnerships	50	331

Net increase (decrease) in cash and cash equivalents	(30)	1

Cash and cash equivalents, beginning of period	110	135

Cash and cash equivalents, end of period	$ 80	$ 136

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring items) considered necessary for a fair presentation. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.

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

At September 30, 2012 and December 31, 2011, the Partnership had outstanding 23,596 limited partnership interests.

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

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners’ share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 23,596 and 23,646 for the three and nine months ended September 30, 2012 and 2011, respectively.

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

At September 30, 2012 and December 31, 2011, the Partnership holds variable interests in 4 and  5 VIEs, respectively, for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

The 4 VIEs at September 30, 2012 consist of Local Partnerships that are directly engaged in the ownership and management of 4 apartment properties with a total of 118 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at September 30, 2012 and December 31, 2011. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL PARTNERSHIPS

As of September 30, 2012, the Partnership holds limited partnership interests in 4 Local Partnerships located in two states. The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

At September 30, 2012 and December 31, 2011, the Local Partnerships own residential projects consisting of 118 and 182 apartment units, respectively. During the three and nine months ended September 30, 2012, the Partnership sold its limited partnership interest in one of the Local Partnerships owning an apartment property consisting of 64 apartment units.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the statements of operations. During the nine months ended September 30, 2011, the Partnership received operating distributions of approximately $60,000 from four Local Partnerships in which it does not have an investment balance, which were recognized as income. There were no such distributions received during the nine months ended September 30, 2012.

At times, advances are made to Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. There were no advances from the Partnership to Local Partnerships during the nine months ended September 30, 2012 and 2011. While not obligated to make any advances to any of the Local Partnerships, the Partnership may make advances in order to protect its economic investment in the Local Partnerships.

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

As of September 30, 2012 and December 31, 2011, the investment balance in the four and five Local Partnerships, respectively, had been reduced to zero.

No unaudited condensed statements of operations for the three and nine months ended September 30, 2012 and 2011 are included as there is no information available for Summit I, II and III and Glenark Landing and due to the sale of the Partnership’s interest in Grand Meadows II in August 2012.

On August 1, 2012, the Partnership assigned its limited partnership interest in Grand Meadows II Limited Dividend Housing Association LP (“Grand Meadows II”), a Local Partnership, for $50,000, which was recognized as gain from sales of limited partnership interests in Local Partnerships during the three and nine months ended September 30, 2012.  The Partnership’s investment balance in Grand Meadows II was zero at the date of assignment and December 31, 2011.

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

In 2003, the property owned by Blue Lake was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership filed an action against the Local Operating General Partner of the Local Partnership in 2003 and the matter was settled in 2008. Under the terms of the settlement agreement, the Partnership was to receive payments totaling $300,000 by December 2009. The Partnership received $100,000 in July 2008 and no further payments have been received to date. On October 23, 2008, the Partnership obtained a judgment against the Local Operating General Partner of the Local Partnership as a result of the unpaid balance. The Partnership is taking action to collect the judgment. The Partnership had no investment in the Blue Lake Local Partnership at September 30, 2012 and December 31, 2011. Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns.

NOTE 3 – TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Amended and Restated Agreement of the Limited Partnership, the Partnership is obligated to the General Partner for the following fees:

(a)   An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) as of the beginning of the year is payable to the General Partner. For the nine months ended September 30, 2012 and 2011, approximately $66,000 and $121,000, respectively, has been expensed. At September 30, 2012 and December 31, 2011, approximately $1,205,000 and $1,139,000, respectively, is owed to the General Partner and is included in accrued fees due to affiliates.

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

(c)   The Partnership reimburses NAPICO for certain expenses. The reimbursement expense was approximately $2,000 and $31,000 for the nine months ended September 30, 2012 and 2011, respectively, and is included in general and administrative expenses.  At September 30, 2012 and December 31, 2011, approximately $2,000 and zero, respectively, is owed to NAPICO and is included in accrued fees due to affiliates.

As of September 30, 2012, the fees due to the General Partner exceeded the Partnership’s cash. The Partnership Agreement provides that the fees and advances due to the General Partner may only be paid from the Partnership’s available cash, however, the Partnership still remains liable for all such amounts.

NTC, or another affiliate of the General Partner, is the Local Operating General Partner in three of the Partnership's four Local Partnerships.  In addition, NTC is either a special limited partner or an administrative general partner in each Local Partnership.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At September 30, 2012, the Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

As of September 30, 2012 and December 31, 2011, the Partnership had cash and cash equivalents of approximately $80,000 and $110,000, respectively. The decrease in cash and cash equivalents of approximately $30,000 is due to approximately $80,000 of cash used in operating activities, partially offset by approximately $50,000 of cash provided by investing activities. Cash provided by investing activities consisted of proceeds from the sale of limited partnership interest in one Local Partnership.

Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income. During the nine months ended September 30, 2011, the Partnership received operating distributions of approximately $60,000 from four Local Partnerships in which it does not have an investment balance, which were recognized as income. There were no such distributions received during the nine months ended September 30, 2012.

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

Results of Operations

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to providing additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balances until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the statements of operations. During the nine months ended September 30, 2011, the Partnership received operating distributions of approximately $60,000 from four Local Partnerships in which it does not have an investment balance, which were recognized as income. There were no distributions received during the nine months ended September 30, 2012. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships. The Partnership recognized no equity in income or loss from Local Partnerships during the nine months ended September 30, 2012 and 2011.

At times, advances are made to Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. There were no advances from the Partnership to the Local Partnerships during the nine months ended September 30, 2012 and 2011. While not obligated to make any advances to any of the Local Partnerships, the Partnership may make advances in order to protect its economic investment in the Local Partnerships.

At September 30, 2012 and December 31, 2011, the investment balance in the four and five Local Partnerships, respectively, had been reduced to zero.

The Partnership’s net income for the three months ended September 30, 2012 was approximately $4,000 compared to net loss of approximately $71,000 for the three months ended September 30, 2011. The Partnership’s net loss for the nine months ended September 30, 2012 was approximately $85,000 compared to net income of approximately $166,000 for the nine months ended September 30, 2011. The increase in net income for the three month period is due to a decrease in total operating expenses and an increase in gain from sales of limited partnership interests in Local Partnerships. The increase in net loss for the nine month period is due to decreases in gain from sales of limited partnership interests in Local Partnerships and distributions from Local Partnerships recognized as income, partially offset by a decrease in total operating expenses.

An annual management fee is payable to the General Partner and is calculated at 0.5 percent of the original invested assets of the remaining partnerships.  The management fee represents the annual recurring fee which will be paid to the General Partner for its continuing management of the Partnership's affairs. Management fees were approximately $22,000 and $66,000 for the three and nine months ended September 30, 2012, respectively, and approximately $40,000 and $121,000 for the three and nine months ended September 30, 2011, respectively. The decrease in management fees for both periods is due to the sales of limited partnership interests in four Local Partnerships, Rolling Hills in May 2011 and Apple Tree, Kimberly Court and Torres de Plata I in June 2011.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. For the three months ended September 30, 2012 and 2011, legal and accounting fees were approximately $17,000 and $16,000, respectively, and general and administrative expenses were approximately $7,000 and $15,000, respectively. For the nine months ended September 30, 2012 and 2011, legal and accounting fees were approximately $45,000 and $56,000, respectively, and general and administrative expenses were approximately $24,000 and $48,000, respectively. Legal and accounting fees decreased for the nine month period primarily due to a decrease in legal costs associated with the sale of limited partnership interests during 2011, Blue Lake litigation and a review of the Partnership’s investments. Legal and accounting fees remained relatively constant for the three month period. The decrease in general and administrative expenses for both periods is primarily due to a decrease in the cost of services included in the management reimbursements paid to the General Partner as allowed under the Partnership Agreement, partially offset by an increase in filing fees related to the sale of partnership interests.

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

On August 1, 2012, the Partnership assigned its limited partnership interest in Grand Meadows II Limited Dividend Housing Association LP (“Grand Meadows II”), a Local Partnership, for $50,000, which was recognized as gain from sales of limited partnership interests in Local Partnerships during the three and nine months ended September 30, 2012.  The Partnership’s investment balance in Grand Meadows II was zero at the date of assignment and December 31, 2011.

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

In 2003, the property owned by Blue Lake was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership filed an action against the Local Operating General Partner of the Local Partnership in 2003 and the matter was settled in 2008. Under the terms of the settlement agreement, the Partnership was to receive payments totaling $300,000 by December 2009. The Partnership received $100,000 in July 2008 and no further payments have been received to date. On October 23, 2008, the Partnership obtained a judgment against the Local Operating General Partner of the Local Partnership as a result of the unpaid balance. The Partnership is taking action to collect the judgment. The Partnership had no investment in the Blue Lake Local Partnership at September 30, 2012 and December 31, 2011. Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns.

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

Other

Aimco and its affiliates owned 437 limited partnership interests in the Partnership representing 1.85% of the outstanding interests at September 30, 2012. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Aimco as its sole stockholder.

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

At September 30, 2012 and December 31, 2011, the Partnership holds variable interests in 4 and 5 VIEs, respectively, for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

The 4 VIEs at September 30, 2012 consist of Local Partnerships that are directly engaged in the ownership and management of 4 apartment properties with a total of 118 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at September 30, 2012 and December 31, 2011. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

NATIONAL TAX CREDIT PARTNERS L.P.
(a California limited partnership)

By: National Partnership Investments Corp.
General Partner

Date: November 2, 2012	By: /s/John Bezzant
John Bezzant
Executive Vice President

Date: November 2, 2012	By: /s/Stephen B. Waters
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

101        XBRL (Extensible Business Reporting Language). The following materials from National Tax Credit Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ deficit, (iv) statements of cash flows, and (v) notes to financial statements (1)

(1)        As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.