Form 10-K
period 2012-12-31
NATIONAL TAX CREDIT PARTNERS L P
filed 2013-04-01
CIK 847415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

80 International Drive

Greenville, South Carolina 29615

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes  [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

                                       PART I

Item 1.     Business.

National Tax Credit Partners, L.P. ("NTCP" or the "Partnership") is a limited partnership formed under the laws of the State of California on March 7, 1989.  The Partnership was formed to invest primarily in other limited partnerships (the "Local Partnerships") which own or lease and operate multifamily housing complexes that are eligible for low-income housing tax credits, or in certain cases, historic rehabilitation tax credits (“Tax Credits”).  The general partner of the Partnership (the “General Partner”) is National Partnership Investments, LLC (“NAPICO”), a California limited liability company.  The business of the Partnership is conducted primarily by NAPICO. The General Partner is a subsidiary of Bethesda Holdings II, LLC, a privately held real estate asset management company (“Bethesda”). Bethesda acquired the General Partner on December 19, 2012, pursuant to an option agreement with Aimco/Bethesda Holdings, Inc., a subsidiary of Apartment Investment and Management Company (“Aimco”), a publicly traded real estate investment trust.

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

The Apartment Complexes owned by the Local Partnerships in which NTCP has invested were developed by the local operating general partners (the “Local Operating General Partners”) who acquired the sites and applied for applicable mortgages and subsidies, if any.  NTCP became the principal limited partner in these Local Partnerships pursuant to arm's-length negotiations with the Local Operating General Partners.  As a limited partner, NTCP's liability for obligations of the Local Partnership is generally limited to its investment.  The Local Operating General Partner of the Local Partnership retains responsibility for developing, constructing, maintaining, operating and managing the Apartment Complex.  Under certain circumstances, an affiliate of NAPICO or NTCP may act as the Local Operating General Partner.  An affiliate, National Tax Credit, LLC ("NTC") or another affiliate, is acting as a non-managing, administrative general partner or special limited partner of each Local Partnership.

The Partnership does not have any employees. Services are performed for the Partnership by the General Partner and agents retained by the General Partner.

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Item 1A.    Risk Factors.

Not applicable.

Item 2.     Properties.

The following is a schedule of the occupancy status as of December 31, 2012 and 2011, of the Apartment Complexes owned by Local Partnerships in which NTCP is a limited partner.

                    SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS

                            IN WHICH NTCP HAS AN INVESTMENT

                                   DECEMBER 31, 2012

		Units
		Authorized For	Percentage of	Percentage of

		Rental	Total Units	Total Units
	No. of	Assistance Under	Occupied	Occupied

Name and Location

	Units	Section 8 (A)	2012	2011

Summit I – Wallace
Philadelphia, PA	17	--	(B)	(B)

Summit II – Bergdoll
Philadelphia, PA	9	--	(B)	(B)

Summit III – Chandler
Philadelphia, PA	25	--	(B)	(B)

TOTAL	51	--

(A)    Section 8 of Title II of the Housing and Community Development Act of 1974.

(B)    Information is not available.

Ownership Percentages

The following table details the Partnership ownership percentages of the Local Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Partnerships as of December 31, 2012.

		Original
		Cost of
	NTCP Percentage	Ownership	Mortgage
Partnership Name	Interest	Interest	Notes
		(in thousands)
Art Museum – Wallace	99%	$ 1,550	(A)
Art Museum – Bergdoll	99%	603	(A)
Art Museum - Chandler	99%	1,985	(A)
Total – December 31, 2012		$ 4,138

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

PART II

Item 5.     Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by PaineWebber Incorporated.  It is not anticipated that any active public market will develop for the purchase and sale of any Limited Partnership Interest, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership.  Limited Partnership Interests may not be transferred but can be assigned only if certain requirements in the Partnership Agreement are satisfied.  At December 31, 2012, there were 3,042 registered holders of 23,464 Limited Partnership Interests in the Partnership. The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Partnerships and then such distributions, if any, may be limited. Distributions have not been made from the inception of the Partnership to December 31, 2012.

Bethesda and its affiliates owned 437 limited partnership interests in the Partnership representing 1.86% of the outstanding interests in the Partnership at December 31, 2012. It is possible that Bethesda or its affiliates will acquire additional limited partnership interests in the Partnership either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

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

As of December 31, 2012 and 2011, the Partnership had cash and cash equivalents of approximately $58,000 and $110,000, respectively. The decrease in cash and cash equivalents of approximately $52,000 is due to approximately $102,000 of cash used in operating activities, partially offset by approximately $50,000 of cash provided by investing activities. Cash provided by investing activities consisted of proceeds from the sale of the Partnership’s limited partnership interest in one Local Partnership during 2012.

Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income. During the year ended December 31, 2011, the Partnership received operating distributions of approximately $60,000 from four Local Partnerships in which it does not have an investment balance, which were recognized as income. There were no such distributions received during the year ended December 31, 2012.

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

Results of Operations

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, and is not otherwise committed to providing additional support to them, it does not recognize losses once the Partnership’s investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balances until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the statements of operations. During the year ended December 31, 2011, the Partnership received operating distributions of approximately $60,000 from four Local Partnerships in which it does not have an investment balance, which were recognized as income. There were no such distributions received during the year ended December 31, 2012. For those investments where the Partnership has determined that the carrying value of the Partnership’s investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships. The Partnership recognized no equity in income or loss from Local Partnerships during the years ended December 31, 2012 and 2011.

At times, advances are made to Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. There were no advances from the Partnership to the Local Partnerships during the years ended December 31, 2012 and 2011. While not obligated to make any advances to any of the Local Partnerships, the Partnership may make advances in order to protect its economic investment in the Local Partnerships.

As of December 31, 2012 and 2011, the investment balance in the three and five Local Partnerships, respectively, had been reduced to zero.

The Partnership’s net loss for the year ended December 31, 2012 was approximately $139,000, compared to net income of approximately $94,000 for the year ended December 31, 2011. The increase in net loss was due to decreases in gain from sales of limited partnership interests in Local Partnerships and distributions from Local Partnerships recognized as income, partially offset by a decrease in total operating expenses.

An annual management fee is payable to the General Partner and is calculated at 0.5 percent of the original invested assets of the remaining partnerships. The management fee represents the annual recurring fee which will be paid to the General Partner for the General Partner’s management of the Partnership's affairs. Management fees were approximately $88,000 and $162,000 for the years ended December 31, 2012 and 2011, respectively. The decrease in management fees is due to the sales of limited partnership interests in four Local Partnerships, Rolling Hills in May 2011 and Apple Tree, Kimberly Court and Torres del Plata I in June 2011.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. For the years ended December 31, 2012 and 2011, legal and accounting fees were approximately $66,000 and $70,000, respectively, and general and administrative expenses were approximately $35,000 and $65,000, respectively. The decrease in general and administrative expenses is primarily due to a decrease in the cost of services included in the management reimbursements paid to the General Partner as allowed under the Partnership Agreement, partially offset by an increase in filing fees related to the sale of partnership interests.

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

On November 13, 2012, the Partnership transferred its limited partnership interest in Glenark Associates Limited Partnership (“Glenark”), a Local Partnership, and received no proceeds for the transfer. The Partnership’s investment balance in Glenark was zero at the date of transfer and December 31, 2011.

On August 1, 2012, the Partnership assigned its limited partnership interest in Grand Meadows II Limited Dividend Housing Association LP (“Grand Meadows II”), a Local Partnership, for $50,000, which was recognized as gain from sales of limited partnership interests in Local Partnerships during the year ended December 31, 2012.  The Partnership’s investment balance in Grand Meadows II was zero at the date of assignment and December 31, 2011.

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

In 2003, the property owned by Blue Lake was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership filed an action against the Local Operating General Partner of the Local Partnership in 2003 and the matter was settled in 2008. Under the terms of the settlement agreement, the Partnership was to receive payments totaling $300,000 by December 2009. The Partnership received $100,000 in July 2008 and no further payments have been received to date. On October 23, 2008, the Partnership obtained a judgment against the Local Operating General Partner of the Local Partnership as a result of the unpaid balance. The Partnership is taking action to collect the judgment. The Partnership had no investment in the Blue Lake Local Partnership at December 31, 2012 and 2011. Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns.

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in unconsolidated Local Partnerships, in which the Partnership’s ownership percentage is 99%. However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 8. Financial Statements and Supplementary Data”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Partnerships is limited to the recorded investments in and receivables from the Local Partnerships.  See “Note 2 – Investments in and Advances to Local Partnerships” of the financial statements in “Item 8. Financial Statements and Supplementary Data” for additional information about the Partnership’s investments in unconsolidated Local Partnerships.

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

At December 31, 2012 and 2011, the Partnership holds variable interests in three and five VIEs, respectively, for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

The three VIEs at December 31, 2012 consist of Local Partnerships that are directly engaged in the ownership and management of three apartment properties with a total of 51 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at December 31, 2012 and 2011. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage (99%). The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Partnership.

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

Item 8.     Financial Statements and Supplementary Data.

NATIONAL TAX CREDIT PARTNERS, L.P.

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets - December 31, 2012 and 2011

Statements of Operations - Years ended December 31, 2012 and 2011

Statements of Changes in Partners' Deficit - Years ended December 31, 2012 and 2011

Statements of Cash Flows - Years ended December 31, 2012 and 2011

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

National Tax Credit Partners, L.P.

We have audited the accompanying balance sheets of National Tax Credit Partners, L.P. as of December 31, 2012 and 2011, and the related statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Tax Credit Partners, L.P. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

April 1, 2013

NATIONAL TAX CREDIT PARTNERS, L.P.

BALANCE SHEETS

(In thousands)

	December 31,
	2012	2011
Assets

Investments in and advances to Local Partnerships	$ --	$ --
Cash and cash equivalents	58	110
Accounts receivable	6	--
Total assets	$ 64	$ 110

Liabilities and Partners' Deficit

Liabilities:
Accounts payable and accrued expenses	$ 40	$ 37
Accrued fees due to affiliates	1,229	1,139
Total liabilities	1,269	1,176

Contingencies	--	--

Partners' deficit
General partner	(530)	(529)
Limited partners	(675)	(537)
Total partners’ deficit	(1,205)	(1,066)
Total liabilities and partners' deficit	$ 64	$ 110

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF OPERATIONS

(In thousands, except per interest data)

	Years Ended
	December 31,
	2012	2011

Revenues	$ --	$ --

Operating expenses:
Management fees – general partner	88	162
General and administrative	35	65
Legal and accounting	66	70
Total operating expenses	189	297

Loss from Partnership operations	(189)	(297)
Gain from sales of limited partnership interests in
Local Partnerships	50	331
Distributions from Local Partnerships recognized
as income	--	60

Net income (loss)	$ (139)	$ 94

Net income (loss) allocated to general partner (1%)	$ (1)	$ 1
Net income (loss) allocated to limited partners (99%)	$ (138)	$ 93

Net income (loss) per limited partnership interest	$ (5.85)	$ 3.93

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(In thousands)

	General	Limited
	Partner	Partners	Total

Partners' deficit,
December 31, 2010	$ (530)	$ (630)	$(1,160)

Net income (loss) for the year
ended December 31, 2011	1	93	94

Partners' deficit,
December 31, 2011	(529)	(537)	(1,066)

Net income (loss) for the year
ended December 31, 2012	(1)	(138)	(139)

Partners' deficit,
December 31, 2012	$ (530)	$ (675)	$(1,205)

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF CASH FLOWS (In thousands)

	Years Ended
	December 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$ (139)	$ 94
Adjustments to reconcile net income (loss) to net cash used
in operating activities:
Gain from sales of limited partnership interests in
Local Partnerships	(50)	(331)
Change in accounts:
Accounts receivable	(6)	--
Accounts payable and accrued expenses	3	2
Accrued fees due to affiliates	90	(121)
Net cash used in operating activities	(102)	(356)

Cash flows provided by investing activities:
Proceeds from sales of limited partnership interests in
Local Partnerships	50	331

Net decrease in cash and cash equivalents	(52)	(25)

Cash and cash equivalents, beginning of year	110	135

Cash and cash equivalents, end of year	$ 58	$ 110

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

Note 1 - Organization and Summary of Significant Accounting Policies

Organization

National Tax Credit Partners, L.P. (the "Partnership") was formed under the California Revised Limited Partnership Act and organized on March 7, 1989.  The Partnership was formed to invest primarily in other limited partnerships (the “Local Partnerships”) which own and operate multifamily housing complexes that are eligible for low-income housing tax credits or, in certain cases, for historic rehabilitation tax credits.  The general partner of the Partnership (the "General Partner") is National Partnership Investments, LLC, a California limited liability company ("NAPICO"). The General Partner is a subsidiary of Bethesda Holdings II, LLC, a privately held real estate asset management company (“Bethesda”). Bethesda acquired the General Partner on December 19, 2012, pursuant to an option agreement with Aimco/Bethesda Holdings, Inc., a subsidiary of Apartment Investment and Management Company (“Aimco”), a publicly traded real estate investment trust.

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

Abandoned Interests

During the years ended December 31, 2012 and 2011, the number of Limited Partnership Interests decreased by 132 and 50 interests, respectively, due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interests, a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment. At December 31, 2012 and 2011, the Partnership had outstanding 23,464 and 23,596 limited partnership interests.

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners’ share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 23,596 and 23,646 for the years ended December 31, 2012 and 2011, respectively.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and in bank accounts.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.  The entire cash balances at December 31, 2012 and 2011 are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss to the extent that the carrying value exceeds the estimated fair value. No adjustments for impairment of value were recorded during the years ended December 31, 2012 and 2011.

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

Fair Value of Financial Instruments

ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At December 31, 2012, the Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

At December 31, 2012 and 2011, the Partnership holds variable interests in 3 and  5 VIEs, respectively, for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

The 3 VIEs at December 31, 2012 consist of Local Partnerships that are directly engaged in the ownership and management of 3 apartment properties with a total of 51 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at December 31, 2012 and 2011. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 - Investments in and Advances to Local Partnerships

At December 31, 2012, the Partnership holds limited partnership interests in 3 Local Partnerships, located in one state, that own residential projects consisting of 51 apartment units. At December 31, 2011, the Partnership held limited partnership interests in 5 Local Partnerships, located in three states, that owned residential projects consisting of 182 apartment units. The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

National Tax Credit, LLC ("NTC"), an affiliate of the General Partner, typically serves either as a special limited partner or non-managing administrative general partner in which case it receives 0.01 percent of operating profits and losses of the Local Partnerships. NTC or another affiliate of the general partner may serve as the Local Operating General Partner of the Local Partnership in which case it is typically entitled to 0.09 percent of operating profits and losses of the respective Local Partnership.  The Partnership is also generally entitled to receive 50 percent of the net cash flow generated by the Apartment Complexes, subject to repayment of any loans made to the Local Partnerships (including loans provided by NTC or an affiliate), repayment for funding of development deficit and operating deficit guarantees by the Local Operating General Partners or their affiliates (excluding NTC and its affiliates), and certain priority payments to the Local Operating General Partners other than NTC or its affiliates.

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage (99%). The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Partnership.

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once the Partnership’s investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the statements of operations. During the year ended December 31, 2011, the Partnership received operating distributions of approximately $60,000 from four Local Partnerships in which it does not have an investment balance, which were recognized as income. There were no such distributions received during the year ended December 31, 2012.

At times, advances are made to Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. There were no advances from the Partnership to Local Partnerships during the years ended December 31, 2012 and 2011. While not obligated to make any advances to any of the Local Partnerships, the Partnership may make advances in order to protect its economic investment in the Local Partnerships.

For those investments where the Partnership has determined that the carrying value of the Partnership’s investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount the Partnership expects to ultimately realize.

As of December 31, 2012 and 2011, the investment balance in the three and five Local Partnerships, respectively, had been reduced to zero.

No unaudited condensed financial information or investee data for the years ended December 31, 2012 and 2011 are included as there is no information available for Summit I, II and III and due to the sale of the Partnership’s interest in Glenark Landing in November 2012 and Grand Meadows II in August 2012.

On November 13, 2012, the Partnership transferred its limited partnership interest in Glenark Associates Limited Partnership (“Glenark”), a Local Partnership, and received no proceeds for the transfer. The Partnership’s investment balance in Glenark was zero at the date of transfer and December 31, 2011.

On August 1, 2012, the Partnership assigned its limited partnership interest in Grand Meadows II Limited Dividend Housing Association LP (“Grand Meadows II”), a Local Partnership, for $50,000, which was recognized as gain from sales of limited partnership interests in Local Partnerships during the year ended December 31, 2012.  The Partnership’s investment balance in Grand Meadows II was zero at the date of assignment and December 31, 2011.

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

In 2003, the property owned by Blue Lake was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership filed an action against the Local Operating General Partner of the Local Partnership in 2003 and the matter was settled in 2008. Under the terms of the settlement agreement, the Partnership was to receive payments totaling $300,000 by December 2009. The Partnership received $100,000 in July 2008 and no further payments have been received to date. On October 23, 2008, the Partnership obtained a judgment against the Local Operating General Partner of the Local Partnership as a result of the unpaid balance. The Partnership is taking action to collect the judgment. The Partnership had no investment in the Blue Lake Local Partnership at December 31, 2012 and 2011. Under the terms of the Partnership Agreement, neither the Partnership nor the General Partner is subject to a liability to the limited partners of the Partnership for the amounts of Tax Credits at risk of recapture as a result of the recapture bond not being obtained at the time of the sale of the property. The limited partners will be responsible for any tax credit recapture liability on their respective income tax returns.

Note 3 – Transactions With Affiliated Parties

Under the terms of the Amended and Restated Agreement of the Limited Partnership, the Partnership is obligated to the General Partner for the following fees:

(a)   An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) as of the beginning of the year is payable to the General Partner. For the years ended December 31, 2012 and 2011, approximately $88,000 and $162,000, respectively, has been expensed. At December 31, 2012 and 2011, approximately $1,227,000 and $1,139,000, respectively, is owed to the General Partner and is included in accrued fees due to affiliates.

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

(c)  The Partnership reimburses NAPICO for certain expenses. The reimbursement expense was approximately $2,000 and $41,000 for the years ended December 31, 2012 and 2011, respectively, and is included in general and administrative expenses.  At December 31, 2012 and 2011, approximately $2,000 and zero, respectively, is owed to NAPICO and is included in accrued fees due to affiliates.

As of December 31, 2012, the fees due to the General Partner exceeded the Partnership’s cash. The Partnership Agreement provides that the fees and advances due to the General Partner may only be paid from the Partnership’s available cash, however, the Partnership still remains liable for all such amounts.

NTC, or another affiliate of the General Partner, is the Local Operating General Partner in the Partnership's three Local Partnerships.  In addition, NTC is either a special limited partner or an administrative general partner in each Local Partnership.

Bethesda and its affiliates owned 437 limited partnership interests in the Partnership representing 1.86% of the outstanding interests in the Partnership at December 31, 2012. It is possible that Bethesda or its affiliates will acquire additional limited partnership interests in the Partnership either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

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

A reconciliation between the Partnership’s reported net income (loss) and the net income (loss) per tax return follows:

	Years Ended December 31,
	2012	2011
	(in thousands, except per limited partnership interest)
Net income (loss) per financial statements	$ (139)	$ 94
Partnership fees	88	129
Other	(279)	(254)
Gain on Local Partnership disposition	676	11,153
Partnership's share of Local Partnership	(130)	(648)
Income (loss) per tax return	$ 216	$ 10,474

Taxable income (loss) per limited partnership interest	$ 9.16	$ 441.35

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net assets and liabilities:

	Years Ended December 31,
	2012	2011
	(in thousands)
Net liabilities as reported	$ (1,205)	$ (1,066)
Add (deduct):
Intangible (net)	2,566	2,724
Deferred offering costs	7,745	7,745
Investment in Partnerships	(6,274)	(6,819)
Other	1,876	1,908
Net assets (liabilities) – Federal tax basis	$ 4,708	$ 4,492

Note 5 - Contingencies

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

(a)   Disclosure Controls and Procedures

The Partnership’s management, with the participation of the Senior Managing Director and Director of Reporting of Bethesda, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Senior Managing Director and Director of Reporting of Bethesda, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Senior Managing Director and Director of Reporting, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel, including third-party public accountants engaged by Bethesda to provide such services, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2012.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on the Partnership’s management’s assessment, the Partnership’s management concluded that, as of December 31, 2012, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

National Tax Credit Partners, L.P. (the “Partnership” or the “Registrant”) has no directors or officers.  The general partner responsible for conducting the business of the Partnership is National Partnership Investments, LLC, a California limited liability company (“NAPICO” or the “General Partner”).

The names and ages of, as well as the positions and offices held by, the present officers of NAPICO are set forth below.  The General Partner manages and controls substantially all of the Partnership’s affairs and has general responsibility and ultimate authority in all matters affecting its business. There are no family relationships between or among any officers.

Name	Age	Position
Brian Flaherty	44	Senior Managing Director
Edward Schmidt	28	Director of Reporting

Brian Flaherty is the Senior Managing Director of the General Partner and Bethesda Holdings II, LLC and has served as the equivalent of the chief executive officer of the Partnership since December 19, 2012.  In February 2012, Mr. Flaherty was appointed to Senior Managing Director with McGrath Investment Management, LLC with responsibilities for asset management and transactions.  Previously, Mr. Flaherty served in various positions at Aimco, which he joined in 2002, most recently serving as Senior Vice President with responsibilities for asset management and transactions, from January 2009 to February 2012, and in various acquisition, asset management, and disposition functions within Aimco covering both conventional and affordable portfolios from 2002 through 2012.  Prior to joining Aimco, Mr. Flaherty was Vice President of Acquisitions for NAPICO, responsible for originating, structuring, and underwriting equity investments in multi-family Low Income Housing Tax Credit Projects.

Edward Schmidt is the Director of Reporting of the General Partner and Bethesda Holdings II, LLC, and has served as the equivalent of the chief financial officer of the Partnership since February 28, 2013.  Since February 2012, Mr. Schmidt has worked with McGrath Investment Management, LLC, most recently as a Director, with responsibilities for fund management and investor reporting.  From 2010 through 2012, Mr. Schmidt served as a senior analyst for Aimco, a public reporting real estate investment trust, working in various management capacities, including within the finance function, the transaction finance and analytics department and the fund management department, which handled the internal investor reporting for Aimco.  Prior to that, Mr. Schmidt worked in public accounting with Clifton Gunderson, LLP, now known as Clifton Larson Allen, LLP, where he served as a financial accountant for Special District Services, local government consultant, and, from 2008 to 2010, as auditor for the California State Revolving Fund.  Mr. Schmidt received a Bachelor of Science Degree with a double concentration in Finance and Accounting from Colorado State University.

The Registrant is not aware of the involvement in any legal proceedings with respect to the executive officers listed in this Item 10.

The General Partner does not have a separate audit committee. As such, the officers of the General Partner fulfill the functions of an audit committee. The General Partner has determined that Edward Schmidt meets the requirement of an "audit committee financial expert".

The Partnership has adopted a code of ethics that is attached hereto as Exhibit 14.

Item 11.    Executive Compensation.

None of the officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2012.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security Ownership of Certain Beneficial Owners

The General Partner owns all of the outstanding general partnership interests of the Partnership; no person is known to own beneficially in excess of 5 percent of the outstanding Limited Partnership Interests.

(b) None of the officers of the General Partner own directly or beneficially any Limited Partnership Interests in the Partnership.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Under the terms of the Amended and Restated Agreement of the Limited Partnership, the Partnership is obligated to the General Partner for the following fees:

(a)   An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) as of the beginning of the year is payable to the General Partner. For the years ended December 31, 2012 and 2011, approximately $88,000 and $162,000, respectively, has been expensed. At December 31, 2012 and 2011, approximately $1,227,000 and $1,139,000, respectively, is owed to the General Partner and is included in accrued fees due to affiliates.

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

(c)  The Partnership reimburses NAPICO for certain expenses. The reimbursement expense was approximately $2,000 and $41,000 for the years ended December 31, 2012 and 2011, respectively, and is included in general and administrative expenses.  At December 31, 2012 and 2011, approximately $2,000 and zero, respectively, is owed to NAPICO and is included in accrued fees due to affiliates.

As of December 31, 2012, the fees due to the General Partner exceeded the Partnership’s cash. The Partnership Agreement provides that the fees and advances due to the General Partner may only be paid from the Partnership’s available cash, however, the Partnership still remains liable for all such amounts.

NTC, or another affiliate of the General Partner, is the Local Operating General Partner in the Partnership's three Local Partnerships.  In addition, NTC is either a special limited partner or an administrative general partner in each Local Partnership.

Bethesda and its affiliates owned 437 limited partnership interests in the Partnership representing 1.86% of the outstanding interests in the Partnership at December 31, 2012. It is possible that Bethesda or its affiliates will acquire additional limited partnership interests in the Partnership either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

The General Partner has no directors.

Item 14.    Principal Accounting Fees and Services.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2013.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2012 and 2011 are described below.

Audit Fees.  Fees for audit services totaled approximately $31,000 and $32,000 for the years 2012 and 2011, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $17,000 and $20,000 for the years 2012 and 2011, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)     The following financial statements are included in Item 8:

Balance Sheets – December 31, 2012 and 2011

     Statements of Operations - Years ended December 31, 2012 and 2011

Statements of Changes in Partners' Deficit - Years ended December 31, 2012 and 2011

     Statements of Cash Flows - Years ended December 31, 2012 and 2011

Notes to Financial Statements

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)     Exhibits:

See Exhibit Index

The agreements included as exhibits to this Form 10-K contain representations and warranties by each of the parties to each applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, such representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Registrant acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K not misleading. Additional information about the Registrant may be found elsewhere in this Form 10-K and the Registrant’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

                                     SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL TAX CREDIT PARTNERS L.P.
(a California limited partnership)

By: National Partnership Investments, LLC.
General Partner

Date: April 1, 2013	By: /s/Brian Flaherty
Brian Flaherty
Senior Managing Director

Date: April 1, 2013	By: /s/Edward Schmidt
Edward Schmidt
Director of Reporting

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Brian Flaherty	Senior Managing Director	Date: April 1, 2013
Brian Flaherty

/s/Edward Schmidt	Director of Reporting	Date: April 1, 2013
Edward Schmidt

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

10.4        Assignment and Assumption Agreement, (Apple Tree) dated June 7, 2011, by and between National Tax Credit Partners, L.P., a California limited partnership; National Tax Credit, Inc., a California corporation; Tailored Management Services, LLC, an Idaho limited liability company and Marty D. Frantz, an individual, incorporated by reference to the Current Report on Form 8-K, dated June 7, 2011.

10.5        Assignment and Assumption Agreement, (Kimberly Court) dated June 7, 2011, by and between National Tax Credit Partners, L.P., a California limited partnership; National Tax Credit, Inc., a California corporation; Tailored Management Services, LLC, an Idaho limited liability company and Marty D. Frantz, an individual, incorporated by reference to the Current Report on Form 8-K, dated June 7, 2011.

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

10.8        Third Amendment to Amended and Restated Certificate and Agreement of Limited Partnership of Glenark Associates Limited Partnership, dated November 13, 2012, by and between National Tax Credit Partners, L.P., a California limited partnership, and Rhode Island Housing Development Corporation, a Rhode Island non-profit corporation, incorporated by reference to the Current Report on Form 8-K, dated November 13, 2012.

14          Code of Ethics of National Tax Credit Partners, L.P.

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

101         XBRL (Extensible Business Reporting Language). The following materials from National Tax Credit Partners, L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statements of changes in partners’ deficit, (iv) statements of cash flows, and (v) notes to financial statements (1)

(1)         As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.