Form 10-Q
period 2013-03-31
NATIONAL TAX CREDIT PARTNERS L P
filed 2013-05-13
CIK 847415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

NATIONAL TAX CREDIT PARTNERS, L.P.

BALANCE SHEETS

(Unaudited)
(In thousands)

	March 31,	December 31,
	2013	2012

Assets

Investments in and advances to Local Partnerships	$ --	$ --
Cash and cash equivalents	45	58
Accounts receivable	6	6
Total assets	$ 51	$ 64

Liabilities and Partners' Deficit

Liabilities:
Accounts payable and accrued expenses	$ 55	$ 40
Accrued fees due to affiliates	1,239	1,229
Total liabilities	1,294	1,269

Contingencies	--	--

Partners' deficit:
General partner	(530)	(530)
Limited partners	(713)	(675)
Total partners’ deficit	(1,243)	(1,205)
Total liabilities and partners' deficit	$ 51	$ 64

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF OPERATIONS

 (Unaudited)

(In thousands, except per interest data)

	Three Months Ended
	March 31,
	2013	2012

Revenues	$ --	$ --

Operating expenses:
Management fees – general partner	9	22
General and administrative	1	5
Legal and accounting	27	13
Total operating expenses	37	40

Loss from Partnership operations	(37)	(40)
Advance to Local Partnership recognized as expense	(1)	--
Net loss	$ (38)	$ (40)

Net loss allocated to general partner (1%)	$ --	$ --
Net loss allocated to limited partners (99%)	$ (38)	$ (40)

Net loss per limited partnership interest	$ (1.62)	$ (1.70)

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

 (Unaudited)

(In thousands)

	General	Limited
	Partner	Partners	Total

Partners' deficit,
December 31, 2012	$(530)	$ (675)	$(1,205)

Net loss for the three months
ended March 31, 2013	--	(38)	(38)

Partners' deficit,
March 31, 2013	$(530)	$ (713)	$(1,243)

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF CASH FLOWS

 (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$ (38)	$ (40)
Adjustments to reconcile net loss to net cash
used in operating activities:
Advance made to Local Partnership recognized
as expense	1	--
Change in accounts:
Accounts payable and accrued expenses	15	(23)
Accrued fees due to affiliates	10	22
Net cash used in operating activities	(12)	(41)

Cash flows used in investing activities:
Advance to Local Partnership	(1)	--

Net decrease in cash and cash equivalents	(13)	(41)

Cash and cash equivalents, beginning of period	58	110

Cash and cash equivalents, end of period	$ 45	$ 69

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements.  Accordingly, the unaudited financial statements included herein should be reviewed in conjunction with the audited financial statements and related notes thereto contained in the National Tax Credit Partners, L.P. (the "Partnership" or "Registrant") Annual Report for the fiscal year ended December 31, 2012. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end.  The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

In the opinion of the Partnership’s management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring items) considered necessary for a fair presentation. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.

 Organization

The Partnership, formed under the California Revised Limited Partnership Act, was organized on March 7, 1989.  The Partnership was formed to invest primarily in other limited partnerships (the “Local Partnerships”) which own or lease and operate multifamily housing complexes (“Apartment Complexes”) that are eligible for low-income housing tax credits or, in certain cases, for historic rehabilitation tax credits (“Tax Credits”).  The general partner of the Partnership is National Partnership Investments, LLC, a California limited liability company ("NAPICO" or the “General Partner”). The General Partner is a subsidiary of Bethesda Holdings II, LLC, a privately held real estate asset management company (“Bethesda”).

At March 31, 2013 and December 31, 2012, the Partnership had outstanding 23,464 limited partnership interests.

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

 Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 23,464 and 23,596 for the three months ended March 31, 2013 and 2012, respectively.

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

At March 31, 2013 and December 31, 2012, the Partnership held variable interests in 3   VIEs, for which the Partnership was not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

The 3 VIEs at March 31, 2013 consist of Local Partnerships that are directly engaged in the ownership and management of 3 apartment properties with a total of 51 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at March 31, 2013 and December 31, 2012. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

 NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL PARTNERSHIPS

At March 31, 2013, the Partnership held limited partnership interests in 3 Local Partnerships, located in one state, that owned residential projects consisting of 51 apartment units. The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

National Tax Credit, LLC ("NTC"), an affiliate of the General Partner, is the Local Operating General Partner of the remaining Local Partnerships and is entitled to one percent of operating profits and losses of the Local Partnerships.  The Partnership is also entitled to receive 50 percent of the net cash flow generated by the Apartment Complexes, subject to repayment of any loans made to the Local Partnerships (including loans provided by NTC or an affiliate), repayment for funding of development deficit and operating deficit guarantees by the Local Operating General Partner or its affiliates and certain priority payments to the Local Operating General Partner.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once the Partnership’s investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the statements of operations.  There were no such distributions received during the three months ended March 31, 2013 and 2012.

At times, advances are made to Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the three months ended March 31, 2013, the Partnership advanced approximately $1,000 to one Local Partnership. There were no such advances during the three months ended March 31, 2012.  While not obligated to make any advances to any of the Local Partnerships, the Partnership may make advances in order to protect its economic investment in the Local Partnerships.

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

As of March 31, 2013 and December 31, 2012, the investment balance in the three Local Partnerships had been reduced to zero.

No unaudited condensed statements of operations for the three months ended March 31, 2013 and 2012 are included as there is no information available for Summit I, II and III and due to the sale of the Partnership’s interest in Glenark Landing in November 2012 and Grand Meadows II in August 2012.

On November 13, 2012, the Partnership transferred its limited partnership interest in Glenark Associates Limited Partnership (“Glenark”), a Local Partnership, and received no proceeds for the transfer. The Partnership’s investment balance in Glenark was zero at the date of transfer.

On August 1, 2012, the Partnership assigned its limited partnership interest in Grand Meadows II Limited Dividend Housing Association LP (“Grand Meadows II”), a Local Partnership, for $50,000, which was recognized as gain from sales of limited partnership interests in Local Partnerships during the third quarter of 2012.  The Partnership’s investment balance in Grand Meadows II was zero at the date of assignment.

In 2003, the property owned by Blue Lake was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership filed an action against the Local Operating General Partner of the Local Partnership in 2003 and the matter was settled in 2008. Under the terms of the settlement agreement, the Partnership was to receive payments totaling $300,000 by December 2009. The Partnership received $100,000 in July 2008 and no further payments have been received to date. On October 23, 2008, the Partnership obtained a judgment against the Local Operating General Partner of the Local Partnership as a result of the unpaid balance.  The Partnership has been unsuccessful in its attempts to enforce collection of the judgment and does not anticipate that it will receive any further payments on the judgment.  The Partnership had no investment in the Blue Lake Local Partnership at March 31, 2013 and December 31, 2012.

NOTE 3 – TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Amended and Restated Agreement of the Limited Partnership, the Partnership is obligated to the General Partner for the following fees:

(a)   An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) as of the beginning of the year is payable to the General Partner. For the three months ended March 31, 2013 and 2012, approximately $9,000 and $22,000, respectively, has been expensed. At March 31, 2013 and December 31, 2012, approximately $1,236,000 and $1,227,000, respectively, is owed to the General Partner and is included in accrued fees due to affiliates.

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

(c)   The Partnership reimburses NAPICO for certain expenses. The reimbursement expense was approximately $1,000 for both the three months ended March 31, 2013 and 2012, and is included in general and administrative expenses.  At March 31, 2013 and December 31, 2012, approximately $3,000 and $2,000, respectively, is owed to NAPICO and is included in accrued fees due to affiliates.

As of March 31, 2013, the fees due to the General Partner exceeded the Partnership’s cash. The Partnership Agreement provides that the fees and advances due to the General Partner may only be paid from the Partnership’s available cash, however, the Partnership still remains liable for all such amounts.

NTC, or another affiliate of the General Partner, is the Local Operating General Partner in the Partnership's three Local Partnerships.  In addition, NTC is either a special limited partner or an administrative general partner in each Local Partnership.

 NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At March 31, 2013, the Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

As of March 31, 2013 and December 31, 2012, the Partnership had cash and cash equivalents of approximately $45,000 and $58,000, respectively. The decrease in cash and cash equivalents of approximately $13,000 is due to approximately $12,000 and $1,000 of cash used in operating and investing activities, respectively.  Cash used in investing activities consisted of an advance to one Local Partnership.

Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income.  There were no such distributions received during the three months ended March 31, 2013 and 2012.

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

Results of Operations

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, and is not otherwise committed to providing additional support to them, it does not recognize losses once the Partnership’s investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balances until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the statements of operations.  There were no distributions received during the three months ended March 31, 2013 and 2012. For those investments where the Partnership has determined that the carrying value of the Partnership’s investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships. The Partnership recognized no equity in income or loss from Local Partnerships during the three months ended March 31, 2013 and 2012.

At times, advances are made to Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the three months ended March 31, 2013, the Partnership advanced approximately $1,000 to one Local Partnership.  There were no such advances from the Partnership to the Local Partnerships during the three months ended March 31, 2012. While not obligated to make any advances to any of the Local Partnerships, the Partnership may make advances in order to protect its economic investment in the Local Partnerships.

At March 31, 2013 and December 31, 2012, the investment balance in the three Local Partnerships had been reduced to zero.

The Partnership’s net loss for the three months ended March 31, 2013 was approximately $38,000 compared to net loss of approximately $40,000 for the three months ended March 31, 2012. The decrease in net loss was due to a decrease in total operating expenses, partially offset by an increase in advance to Local Partnership recognized as expense.

An annual management fee is payable to the General Partner and is calculated at 0.5 percent of the original invested assets of the remaining partnerships.  The management fee represents the annual recurring fee which will be paid to the General Partner for the General Partner’s management of the Partnership's affairs. Management fees were approximately $9,000 and $22,000 for the three months ended March 31, 2013 and 2012, respectively.  The decrease in management fees is due to the sales of limited partnership interests in two Local Partnerships, Glenark Landing in November 2012 and Grand Meadows II in August 2012.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. For the three months ended March 31, 2013 and 2012, legal and accounting fees were approximately $27,000 and $13,000, respectively, and general and administrative expenses were approximately $1,000 and $5,000, respectively.  Legal and accounting fees increased due to an increase in legal costs associated with a review of the Partnership’s investments.  The decrease in general and administrative expenses is primarily due to a decrease in filing fees related to the sale of partnership interests.

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

On November 13, 2012, the Partnership transferred its limited partnership interest in Glenark Associates Limited Partnership (“Glenark”), a Local Partnership, and received no proceeds for the transfer. The Partnership’s investment balance in Glenark was zero at the date of transfer.

On August 1, 2012, the Partnership assigned its limited partnership interest in Grand Meadows II Limited Dividend Housing Association LP (“Grand Meadows II”), a Local Partnership, for $50,000, which was recognized as gain from sales of limited partnership interests in Local Partnerships during the third quarter of 2012.  The Partnership’s investment balance in Grand Meadows II was zero at the date of assignment.

In 2003, the property owned by Blue Lake was sold without the consent or knowledge of the Partnership and without the requisite recapture bond. The Partnership filed an action against the Local Operating General Partner of the Local Partnership in 2003 and the matter was settled in 2008. Under the terms of the settlement agreement, the Partnership was to receive payments totaling $300,000 by December 2009. The Partnership received $100,000 in July 2008 and no further payments have been received to date. On October 23, 2008, the Partnership obtained a judgment against the Local Operating General Partner of the Local Partnership as a result of the unpaid balance. The Partnership has been unsuccessful in its attempts to enforce collection of the judgment and does not anticipate that it will receive any further payments on the judgment that it will receive.  The Partnership had no investment in the Blue Lake Local Partnership at March 31, 2013 and December 31, 2012.

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

Other

Bethesda Holdings II, LLC (“Bethesda”) and its affiliates owned 437 limited partnership interests in the Partnership representing 1.86% of the outstanding interests in the Partnership at March 31, 2013. It is possible that Bethesda or its affiliates will acquire additional limited partnership interests in the Partnership either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

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

At March 31, 2013 and December 31, 2012, the Partnership held variable interests in three VIEs, for which the Partnership was not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership.  In making this determination, the Partnership considered the following factors:

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

The three VIEs at March 31, 2013 consist of Local Partnerships that are directly engaged in the ownership and management of three apartment properties with a total of 51 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at March 31, 2013 and December 31, 2012. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

NATIONAL TAX CREDIT PARTNERS L.P.
(a California limited partnership)

By: National Partnership Investments, LLC.
General Partner

Date: May 13, 2013	By: /s/Brian Flaherty
Brian Flaherty
Senior Managing Director

Date: May 13, 2013	By: /s/Edward Schmidt
Edward Schmidt
Director of Reporting

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

101        XBRL (Extensible Business Reporting Language). The following materials from National Tax Credit Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ deficit, (iv) statements of cash flows, and (v) notes to financial statements (1)

(1)        As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.