Form 10-Q
period 2013-06-30
NATIONAL TAX CREDIT PARTNERS L P
filed 2013-08-14
CIK 847415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

[]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-18541

NATIONAL TAX CREDIT PARTNERS, L.P.
(Exact name of registrant as specified in its charter)

California	95-3906167
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

PO Box 91274
Los Angeles, California 90009
(Address of principal executive offices)

(720) 387-8135
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

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

NATIONAL TAX CREDIT PARTNERS, L.P.
BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30, 2013	December 31, 2012
Assets

Investments in and advances to Local Partnerships	$ --	$ --
Cash and cash equivalents	18	58
Accounts receivable	11	6
Total assets	$ 29	$ 64

Liabilities and Partners' Deficit

Liabilities:
Accounts payable and accrued expenses	$ 102	$ 40
Accrued fees due to affiliates	1,249	1,229
Accrued loans and interest due to affiliates	30	--
Total liabilities	1,381	1,269

Contingencies	--	--

Partners' deficit:
General partner	(531)	(530)
Limited partners	(821)	(675)
Total partners’ deficit	(1,352)	(1,205)
Total liabilities and partners' deficit	$ 29	$ 64

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF OPERATIONS

 (Unaudited)

(In thousands, except per interest data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues	$ --	$ --	$ --	$ --

Operating expenses:
Management fees – general partner	9	22	18	44
General and administrative	10	12	11	17
Legal and accounting	87	15	114	28
Total operating expenses	106	49	143	89

Loss from Partnership operations	(106)	(49)	(143)	(89)
Advances made to Local Partnerships recognized as (expense)	(3)	--	(4)	--
Net income (loss)	$ (109)	$ (49)	$ (147)	$ (89)

Net income (loss) allocated to general partner (1%)	$ (1)	$ (1)	$ (1)	$ (1)

Net income (loss) allocated to limited partners (99%)	$ (108)	$ (48)	$ (146)	$ (88)

Net income (loss) per limited partnership interest	$ (4.60)	$ (2.03)	$ (6.20)	$ (3.73)

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

 (Unaudited)

(In thousands)

	General Partner	Limited Partners	Total

Partners' deficit, December 31, 2012	$ (530)	$ (675)	$(1,205)

Net loss for the six months ended June 30, 2013	(1)	(146)	(147)

Partners' deficit, June 30, 2013	$ (531)	$ (821)	$(1,352)

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF CASH FLOWS

 (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$ (147)	$ (89)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Advance made to Local Partnership recognized As expense	4	--
Change in accounts:
Accounts receivable – limited partners	(5)	(6)
Accounts payable and accrued expenses	62	(13)
Accrued fees due to affiliates	20	45
Net cash used in operating activities	(66)	(63)

Cash flows provided by investing activities:
Advance to Local Partnership	(4)	--
Net cash provided by investing activities	(4)	--

Cash Flows provided by financing activities:
Advances from affiliate	30	--
Net cash provided by financing activities	30	--
Net increase (decrease) in cash and cash equivalents	(40)	(63)

Cash and cash equivalents, beginning of period	58	110

Cash and cash equivalents, end of period	$ 18	$ 47

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

Organization

The Partnership, formed under the California Revised Limited Partnership Act, was organized on March 7, 1989.  The Partnership was formed to invest primarily in other limited partnerships (the "Local Partnerships") which own or lease and operate multifamily housing complexes (“Apartment Complexes”) that are eligible for low-income housing tax credits or, in certain cases, historic rehabilitation tax credits ("Tax Credits").  The general partner of the Partnership is National Partnership Investments, LLC, a California limited liability company ("NAPICO" or the "General Partner"). The General Partner is a subsidiary of Bethesda Holdings II, LLC, a privately held real estate asset management company ("Bethesda").

At June 30, 2013 and December 31, 2012, the Partnership had outstanding 23,464 limited partnership interests.

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

NATIONAL TAX CREDIT PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 23,464 and 23,596 for the three and six months ended June 30, 2013 and 2012, respectively.

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

At June 30, 2013 and December 31, 2012, the Partnership held variable interests in three VIEs for which the Partnership was not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

•

the general partners conduct and manage the business of the Local Partnerships;

•

the general partners are responsible for approving operating and capital budgets for the properties owned by the Local Partnerships;

•

the general partners are obligated to fund any recourse obligations of the Local Partnerships;

NATIONAL TAX CREDIT PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

•

the general partners are authorized to borrow funds on behalf of the Local Partnerships; and

•

the Partnership, as a limited partner in each of the Local Partnerships, does not have the ability to direct or otherwise significantly influence the activities of the Local Partnerships that most significantly impact such entities’ economic performance.

The three VIEs at June 30, 2013 consist of Local Partnerships that are directly engaged in the ownership and management of three apartment properties with a total of 51 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at June 30, 2013 and December 31, 2012. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL PARTNERSHIPS

At both June 30, 2013 and December 31, 2012, the Partnership held limited partnership interests in three Local Partnerships located in one state, that owned residential projects consisting of 51 apartment units. The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

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

NATIONAL TAX CREDIT PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL PARTNERSHIPS (continued)

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the statements of operations. During the three and six months ended June 30, 2013 and 2012, the Partnership did not receive distributions.

At times, advances are made to Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the six months ended June 30, 2013 and 2012 there were advances of approximately $4,000 and $0, respectively. While not obligated to make any advances to any of the Local Partnerships, the Partnership may make advances in order to protect its economic investment in the Local Partnerships.

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

As of June 30, 2013 and December 31, 2012, the investment balance in the three Local Partnerships had been reduced to zero.

No unaudited condensed statements of operations for the three and six months ended June 30, 2013 and 2012 are included as there is no information available for Summit I, II and III and due to the sale of the Partnership’s interest in Glenark Landing in November 2012 and Grand Meadows II in August 2012.

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

NOTE 3 – TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Amended and Restated Agreement of the Limited Partnership, the Partnership is obligated to the General Partner for the following fees:

(a)

An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) as of the beginning of the year is payable to the General Partner. For the six months ended June 30, 2013 and 2012, approximately $18,000 and $44,000, respectively, has been expensed. At June 30, 2013 and December 31, 2012, approximately $1,245,000 and $1,227,000 respectively, is owed to the General Partner and is included in accrued fees due to affiliates.

NATIONAL TAX CREDIT PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 3 – TRANSACTIONS WITH AFFILIATED PARTIES (continued)

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

(c)

The Partnership reimburses NAPICO for certain expenses. The reimbursement expense was approximately $1,000 for the six months ended June 30, 2013 and 2012, respectively, and is included in general and administrative expenses.  At June 30, 2013 and December 31, 2012, approximately $4,000 and $2,000, respectively, is owed to NAPICO and is included in accrued fees due to affiliates.

As of June 30, 2013, the fees due to the General Partner exceeded the Partnership’s cash. The Partnership Agreement provides that the fees and advances due to the General Partner may only be paid from the Partnership’s available cash, however, the Partnership still remains liable for all such amounts.

NTC, or another affiliate of the General Partner, is the Local Operating General Partner in the Partnership's three Local Partnerships.  In addition, NTC is either a special limited partner or an administrative general partner in each Local Partnership.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At June 30, 2013, the Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

NOTE 5 – CONTINGENCIES

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

NOTE 6 – SUBSEQUENT EVENT

On May 1, 2013, Summit Tax Credit Properties II, L.P. (“Summit”), a Local Limited Partnership of which the Partnership owns a [99%] limited partnership interest, filed a state court law suit in Pennsylvania against Summit’s property management company and its affiliated entities. The lawsuit alleges claims for breach of contract, breach of fiduciary duty, conversion, negligence, intentional interference with prospective contract, and declaratory and injunctive relief against the defendants. Summit and the

NATIONAL TAX CREDIT PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 6 – SUBSEQUENT EVENT (continued)

defendants have engaged in settlement discussions that have led to a tentative settlement agreement, which the parties are currently attempting to document.

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

As of June 30, 2013 and December 31, 2012, the Partnership had cash and cash equivalents of approximately $18,000 and $58,000, respectively. The decrease in cash and cash equivalents of approximately $40,000 is due to approximately $66,000 of cash used in operating activities and $4,000 of cash used in investing activities, with an offsetting amount of $30,000 from financing activities.

Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income. During the three and six months ended June 30, 2013 and 2012, the Partnership did not receive distributions.

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

Results of Operations

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to providing additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balances until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the statements of operations. There were no distributions received during the three and six months ended June 30, 2013 and 2012. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships. The Partnership recognized no equity in income or loss from Local Partnerships during the six months ended June 30, 2013 and 2012.

At times, advances are made to Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the six months ended June 30, 2013 and 2012, there were advances of approximately $4,000 and $0, respectively. While not obligated to make any advances to any of the Local Partnerships, the Partnership may make advances in order to protect its economic investment in the Local Partnerships.

As of June 30, 2013 and December 31, 2012, the investment balance in the three Local Partnerships had been reduced to zero.

The Partnership’s net loss for the three and six months ended June 30, 2013 was approximately $109,000 and $147,000, respectively, compared to net loss of approximately $49,000 and $89,000 for the three and six months ended June 30, 2012, respectively. The increase in net loss for the three and six months ended June 30, 2013 is due to an increase in operating expenses of $66,000 and $63,000, with remaining increase of $3,000 and $4,000 due to advances made to local partnerships recognized as expense, respectively.

An annual management fee is payable to the General Partner and is calculated at 0.5 percent of the original invested assets of the remaining partnerships.  The management fee represents the annual recurring fee which will be paid to the General Partner for the General Partner’s management of the Partnership's affairs. Management fees were approximately $9,000 and $18,000 for the three and six months ended June 30, 2013 and approximately $22,000 and $44,000 for the three and six months ended June 30, 2012.

The decrease in management fees is due to the sales of limited partnership interests in two Local Partnerships, Glenark Landing in November 2012 and Grand Meadows II in August 2012.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. For the three months ended June 30, 2013 and 2012, legal and accounting fees were approximately $87,000 and $15,000, respectively, and general and administrative expenses were approximately $10,000 and $12,000, respectively. For the six months ended June 30, 2013 and 2012, legal and accounting fees were approximately $114,000 and $28,000, respectively, and general and administrative expenses were approximately $11,000 and $17,000, respectively. Legal and accounting fees increased for both periods primarily due to legal proceedings associated with Summit II and review of the Partnership's investments. The decrease in general and administrative expenses for both periods is primarily due to a decrease in the cost of services included in the management reimbursements paid by the General Partner as allowed under the Partnership Agreement.

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

Other

Bethesda Holdings II, LLC (“Bethesda”) and its affiliates owned 437 limited partnership interests in the Partnership representing 1.86% of the outstanding interests in the Partnership at June 30, 2013. It is possible that Bethesda or its affiliates will acquire additional limited partnership interests in the Partnership either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

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

At June 30, 2013 and December 31, 2012, the Partnership held variable interests in three VIEs for which the Partnership was not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

The three VIEs at June 30, 2013 consist of Local Partnerships that are directly engaged in the ownership and management of three apartment properties with a total of 51 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at June 30, 2013 and December 31, 2012. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage (99%). The

Partnership is allocated profits and losses and receives distributions from refinancing and sales in accordance with the Local Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Partnership.

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

NATIONAL TAX CREDIT PARTNERS L.P.
(a California limited partnership)

By: NATIONAL PARTNERSHIP INVESTMENTS, LLC.
General Partner

Date: August 14, 2013	By: /s/Brian Flaherty
Brian Flaherty
Senior Managing Director

Date: August 14, 2013	By: /s/Edward Schmidt
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

XBRL (Extensible Business Reporting Language). The following materials from National Tax Credit Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ deficit, (iv) statements of cash flows, and (v) notes to financial statements (1)

(1)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.