Form 10-Q
period 2013-09-30
NATIONAL TAX CREDIT PARTNERS L P
filed 2013-11-14
CIK 847415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

NATIONAL TAX CREDIT PARTNERS, L.P.
BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30, 2013	December 31, 2012
Assets

Investments in and advances to Local Partnerships	$ --	$ --
Cash and cash equivalents	39	58
Accounts receivable	11	6
Total assets	$ 50	$ 64

Liabilities and Partners' Deficit

Liabilities:
Accounts payable and accrued expenses	$ 28	$ 40
Accrued fees due to affiliates	1,214	1,229
Accrued loans and interest due to affiliates	--	--
Total liabilities	1,242	1,269

Contingencies	--	--

Partners' deficit:
General partner	(530)	(530)
Limited partners	(662)	(675)
Total partners’ deficit	(1,192)	(1,205)
Total liabilities and partners' deficit	$ 50	$ 64

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF OPERATIONS

 (Unaudited)

(In thousands, except per interest data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues	$ --	$ --	$ --	$ --

Operating expenses:
Management fees – general partner	10	22	28	66
General and administrative	8	7	19	24
Legal and accounting	105	17	219	45
Total operating expenses	123	46	266	135

Loss from Partnership operations	(123)	(46)	(266)	(135)
Gain from sales of limited partnership
interests in Local Partnerships	--	50	--	50
Distributions in excess of investment
in Local Partnerships	301	--	301	--
Advances made to Local Partnerships
recognized as expense	(18)	--	(22)	--
Net income (loss)	$ 160	$ 4	$ 13	$ (85)

Net income (loss) allocated to general
partner (1%)	$ 2	$ --	$ --	$ (1)
Net income (loss) allocated to limited
partners (99%)	$ 158	$ 4	$ 13	$ (84)

Net income (loss) per limited partnership
interest	$ 6.75	$ 0.17	$ .55	$ (3.56)

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

 (Unaudited)

(In thousands)

	General Partner	Limited Partners	Total

Partners' deficit, December 31, 2012	$ (530)	$ (675)	$(1,205)

Net income for the nine months ended September 30, 2013	--	13	13

Partners' deficit, September 30, 2013	$ (530)	$ (662)	$(1,192)

See Accompanying Notes to Financial Statements

NATIONAL TAX CREDIT PARTNERS, L.P.

STATEMENTS OF CASH FLOWS

 (Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$ 13	$ (85)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Gain from sales of limited partnership interests in
Local Partnerships	--	(50)
Distributions in excess of investment in
Local Partnerships	(301)	--
Advances made to Local Partnerships recognized
as expense	22	--
Change in accounts:
Accounts receivable	(5)	(8)
Accounts payable and accrued expenses	(12)	(5)
Accrued fees due to affiliates	(15)	68
Net cash used in operating activities	(298)	(80)

Cash flows provided by investing activities:
Proceeds from sales of limited partnership interests in
Local Partnerships	--	50
Distributions in excess of investment in
Local Partnerships	301	--
Advance to Local Partnerships	(22)	--
Net cash provided by investing activities:	279	50

Net decrease in cash and cash equivalents	(19)	(30)

Cash and cash equivalents, beginning of period	58	110

Cash and cash equivalents, end of period	$ 39	$ 80

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

At September 30, 2013 and December 31, 2012, the Partnership had outstanding 23,423 and 23,464 limited partnership interests, respectively.

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

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 23,464 for the three and nine months ended September 30, 2013, respectively, and 23,596 for the three and nine months ended September 30, 2012, respectively.

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

At September 30, 2013 and December 31, 2012, the Partnership held variable interests in zero and three VIEs, respectively, for which the Partnership was not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL PARTNERSHIPS

At September 30, 2013 and December 31, 2012, the Partnership held limited partnership interests in zero and three Local Partnerships, respectively, located in one state, that owned residential projects consisting of zero and 51 apartment units, respectively. The general partners responsible for management of the Local Partnerships (the "Local Operating General Partners") are not affiliated with the General Partner of the Partnership, except as discussed below.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the statements of operations. During the three and nine months ended September 30, 2013 and 2012, the Partnership did not receive distributions.

At times, advances are made to Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the nine months ended September 30, 2013 and 2012 there were advances of approximately $4,000 and zero, respectively. While not obligated to make any advances to any of the Local Partnerships, the Partnership may make advances in order to protect its economic investment in the Local Partnerships.

NATIONAL TAX CREDIT PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL PARTNERSHIPS(continued)

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

As of August 29, 2013, the Partnership sold its three remaining properties.

As of September 30, 2013 and December 31, 2012, the investment balance in the zero and three Local Partnerships, respectively, had been reduced to zero.

No unaudited condensed statements of operations for the three and nine months ended September 30, 2013 and 2012 are included as there is no information available for Summit I, II and III and due to the sale of the Partnership’s interest in Glenark Landing in November 2012 and Grand Meadows II in August 2012.

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

On May 1, 2013, Summit II filed a state court law suit in Pennsylvania against the property management agent and its affiliates for each of Summit I, Summit II and Summit III. The lawsuit alleged claims for breach of contract, breach of fiduciary duty, conversion, negligence, intentional interference with prospective contract, and declaratory and injunctive relief against the defendants.

On August 29, 2013, each of Summit I, Summit II, Summit III, the Operating General Partner of each of Summit I, Summit II and Summit III and the Partnership entered into a Settlement Agreement with the property management company and its affiliates, pursuant to which (i) Summit II transferred and conveyed its property to a designee of the property management company and its affiliates for a sale price of $300,000, (ii) Summit I and Summit III transferred and conveyed their interests to the property management company and its affiliates for no consideration. Additionally, the parties to the Settlement Agreement agreed that within two days of the Settlement Agreement date, all outstanding litigation claims between the parties would be dismissed with prejudice. The Partnership's investment balance in each of Summit I, Summit II and Summit III was zero at September 30, 2013 and December 31, 2012.

NOTE 3 – TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Amended and Restated Agreement of the Limited Partnership, the Partnership is obligated to the General Partner for the following fees:

(a)

An annual Partnership management fee in an amount equal to 0.5 percent of invested assets (as defined in the Partnership Agreement) as of the beginning of the year is payable to the General Partner. For the nine months ended September 30, 2013 and 2012, approximately $28,000 and $66,000, respectively, has been expensed. At September 30, 2013 and December 31, 2012, approximately $1,214,000 and $1,227,000

NATIONAL TAX CREDIT PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 3 – TRANSACTIONS WITH AFFILIATED PARTIES (continued)

respectively, is owed to the General Partner and is included in accrued fees due to affiliates.

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

(c)

The Partnership reimburses NAPICO for certain expenses. The reimbursement expense was approximately $6,000 and $2,000 for the nine months ended September 30, 2013 and 2012, respectively, and is included in general and administrative expenses.  At September 30, 2013 and December 31, 2012, approximately zero and $2,000, respectively, is owed to NAPICO and is included in accrued fees due to affiliates.

As of September 30, 2013, the fees due to the General Partner exceeded the Partnership’s cash. The Partnership Agreement provides that the fees and advances due to the General Partner may only be paid from the Partnership’s available cash, however, the Partnership still remains liable for all such amounts.

NTC, or another affiliate of the General Partner, is the Local Operating General Partner in the Partnership's three Local Partnerships.  In addition, NTC is either a special limited partner or an administrative general partner in each Local Partnership.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At September 30, 2013, the Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

As of September 30, 2013 and December 31, 2012, the Partnership had cash and cash equivalents of approximately $39,000 and $58,000, respectively. The decrease in cash and cash equivalents of approximately $19,000 is due to approximately $15,000 of cash used in operating activities and $4,000 of cash used in investing activities, with an offsetting amount of zero from financing activities.

Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income. During the three and nine months ended September 30, 2013 and 2012, the Partnership did not receive distributions.

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

Results of Operations

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to providing additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balances until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the statements of operations. There were no distributions received during the three and nine months ended September 30, 2013 and 2012. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships. The Partnership recognized no equity in income or loss from Local Partnerships during the nine months ended September 30, 2013 and 2012.

At times, advances are made to Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in limited partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the nine months ended September 30, 2013 and 2012, there were advances of approximately $4,000 and $0, respectively. While not obligated to make any advances to any of the Local Partnerships, the Partnership may make advances in order to protect its economic investment in the Local Partnerships.

As of August 29, 2013, the Partnership sold its three remaining properties.

As of September 30, 2013 and December 31, 2012, the investment balance in the zero and three Local Partnerships, respectively, had been reduced to zero.

The Partnership’s net income for the three and nine months ended September 30, 2013 was approximately $160,000 and $13,000 respectively, compared to net income (loss) of approximately $4,000 and $(85,000)for the three and nine months ended September 30, 2012, respectively. The increase in net income for the three and nine months ended September 30, 2013 is due to a gain on sales of Limited Partnership interests of $301,000 offset by an increase in operating expenses of $77,000 and $131,000 with remaining increase of $18,000 and $22,000 due to advances made to local partnerships recognized as expense, respectively.

An annual management fee is payable to the General Partner and is calculated at 0.5 percent of the original invested assets of the remaining partnerships.  The management fee represents the annual recurring fee which will be paid to the General Partner for the General Partner’s management of the Partnership's affairs. Management fees were approximately $9,000 and $28,000 for the three and nine months ended September 30, 2013 and approximately $22,000 and $66,000 for the three and nine months ended September 30, 2012.

The decrease in management fees is due to the sales of limited partnership interests in two Local Partnerships, Glenark Landing in November 2012 and Grand Meadows II in August 2012.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. For the three months ended September 30, 2013 and 2012, legal and accounting fees were approximately $105,000 and $17,000, respectively, and general and administrative expenses were approximately $8,000 and $7,000, respectively. For the nine months ended September 30, 2013 and 2012, legal and accounting fees were approximately $219,000 and $45,000, respectively, and general and administrative expenses were approximately $19,000 and $24,000, respectively. Legal and accounting fees increased for both periods primarily due to legal proceedings associated with Summit I, Summit II and Summit III and review of the Partnership's investments. The decrease in general and administrative expenses for both periods is primarily due to a decrease in the cost of services included in the management reimbursements paid by the General Partner as allowed under the Partnership Agreement.

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

Other

Bethesda Holdings II, LLC (“Bethesda”) and its affiliates owned 437 limited partnership interests in the Partnership representing 1.86% of the outstanding interests in the Partnership at September 30, 2013. It is possible that Bethesda or its affiliates will acquire additional limited partnership interests in the Partnership either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the

Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

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

At September 30, 2013 and December 31, 2012, the Partnership held variable interests in zero and three VIEs, respectively, for which the Partnership was not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

NATIONAL TAX CREDIT PARTNERS L.P.
(a California limited partnership)

By: NATIONAL PARTNERSHIP INVESTMENTS, LLC.
General Partner

Date: November 13, 2013	By: /s/Brian Flaherty
Brian Flaherty
Senior Managing Director

Date: November 13, 2013	By: /s/Joseph Dryden
Joseph Dryden
V.P. of Finance/CFO

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

XBRL (Extensible Business Reporting Language). The following materials from National Tax Credit Partners, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ deficit, (iv) statements of cash flows, and (v) notes to financial statements (1)

(1)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.